Form 10-K
period 2023-12-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2024-03-07
CIK 95552

,

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s $0.01 par value common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $101,129,184, based on a closing price of $3.60. On March 1, 2024, there were 28,091,440 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2024 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Detroit, Michigan

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have included or incorporated by reference in this Annual Report on Form 10-K (including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”)) and from time to time our management may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management’s current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, the impact of COVID-19, supply chain disruptions, increased energy costs and semiconductor chip shortages, rising interest rates, the Russian military invasion of Ukraine (the “Ukraine Conflict” ) and the United Auto Workers (“UAW”) strike, on our future growth and earnings. Any statement that is not historical in nature is a forward-looking statement and may be identified using words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to,” “could,” “continue,” “estimates” and similar expressions. These statements include our belief regarding general automotive industry and market conditions and growth rates, as well as general domestic and international economic conditions.

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

ITEM 1 - BUSINESS

Description of Business and Industry

The principal business of Superior Industries International, Inc. (referred to herein as the “Company,” “Superior,” or “we” and “our”) is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe and to the aftermarket in Europe. We employ approximately 6,600 full-time employees, operating in seven manufacturing facilities in North America and Europe. We are one of the largest aluminum wheel suppliers to global OEMs and one of the leading European aluminum wheel aftermarket manufacturers and suppliers. Our OEM aluminum wheels accounted for approximately 94 percent of our sales in 2023 and were primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Ford, GM, Honda, Jaguar-Land Rover, Lucid Motors, Mazda, Mercedes-Benz Group, Mitsubishi, Nissan, Peugeot, Renault, Stellantis, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, Skoda, Porsche) and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs.

Demand for our products is mainly driven by light-vehicle production levels in North America and Europe and customer take rates on specific vehicle platforms that we serve and wheel SKUs that we produce. North American light-vehicle production in 2023 was 15.7 million vehicles, as compared to 14.3 million and 13.0 million vehicles in 2022 and 2021, respectively. In Western and Central Europe, light-vehicle production in 2023 was 15.3 million vehicles, as compared to 13.5 million and 12.8 million vehicles in 2022 and 2021, respectively. While industry production volumes in 2020 were adversely impacted by the COVID-19 pandemic, 2021 and 2022 volumes were constrained by the semiconductor chip and other supply chain shortages which started in the first two quarters of 2021, worsened in the last half of the year and continued throughout 2022, and, with respect to 2022, the Ukraine Conflict. Production volumes increased in 2023 due to easing of the semiconductor chip shortage despite the decline in the fourth quarter resulting from the UAW strike.

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

GM, Ford, VW Group and Toyota were our only customers individually accounting for 10 percent or more of our consolidated sales in 2023. In 2022 GM, Ford and VW Group each individually accounted for 10 percent or more of our consolidated sales and Toyota accounted for 9 percent of our consolidated sales. Our sales to these customers in 2023 and 2022 were as follows:

	2023		2022
(Dollars in millions)	Percent of Sales	Dollars	Percent of Sales	Dollars
GM	21%	$288.6	26%	$431.3
Ford	15%	$207.2	16%	$253.9
VW Group	15%	$203.0	14%	$223.4
Toyota	11%	$151.1	9%	$156.2

The loss of all or a substantial portion of our sales to these customers would have a significant adverse effect on our financial results. Refer to Item 1A, “Risk Factors,” of this Annual Report.

Raw Materials

Aluminum accounted for the vast majority of our total raw material requirements during 2023. Our aluminum requirements are met through purchase orders with major global producers. During 2023, we successfully secured aluminum commitments from our primary suppliers sufficient to meet our production requirements, and we anticipate being able to source aluminum requirements to meet our expected level of production in 2024.

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

Foreign Operations

We manufacture all of our North American products in Mexico for sale in the United States, Canada and Mexico. The overall cost for us to manufacture wheels in Mexico is currently lower than in the United States, due to lower labor costs as a result of lower prevailing wage rates. In the past, we manufactured our products for the European market in Poland and Germany. Effective with the insolvency filing and deconsolidation of our operations in Germany on August 31, 2023, we now manufacture all of our products for Europe in Poland. Similar to our Mexican operations, the overall cost to manufacture wheels in Poland is lower than in both the United States and Germany at the present time due principally to lower labor costs.

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

Competition

Competition in the market for aluminum wheels is based primarily on delivery, overall customer service, price, quality and technology. Competition is global in nature with a significant volume of exports from Asia into North America and, to a lesser extent, Europe. Some of the key competitors in North America include Central Motor Wheel of America, CITIC Dicastal Co., Ltd., Prime Wheel Corporation, Enkei, Hands Corporation, and Ronal. Key European competitors include Ronal, Borbet, Maxion and CMS. We believe we are one of the leading manufacturers of alloy wheels in the European aftermarket, where the competition is highly fragmented. Key aftermarket competitors include Alcar, Brock, Borbet, ATU and Mak.

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

Environmental Compliance

Our manufacturing facilities, like most other manufacturing companies, are subject to solid waste, water and air pollution control standards mandated by federal, state and local laws. Violators of these laws are subject to fines and, in extreme cases, plant closure. We believe our facilities are in material compliance with all presently applicable standards. The cost of environmental compliance was approximately $3.0 million in 2023 and $2.9 million in 2022. We expect that future environmental compliance expenditures will approximate these levels and will not have a material effect on our consolidated financial position or results of operations. However, climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the vehicles that use our products. Refer to Item 1A, “Risk Factors—We are subject to various environmental laws” of this Annual Report.

Sustainability

We published our 2023 Sustainability Report in December 2023. That report reflected the results of the materiality assessment we conducted in 2021 to identify the sustainability interests of our stakeholders and develop our sustainability strategy. Based on that input, we remain committed to reducing natural gas, electricity and water consumption and solid waste and air emissions at our facilities. All Superior manufacturing facilities have implemented Environmental Management Systems that are ISO14001 certified and are subject to annual audits by an independent third party.

The 2023 Sustainability Report confirmed our goal to be carbon neutral by 2039 and reported the carbon footprint of our global operations. We reduced our carbon footprint by approximately 12% and our emissions per pound of aluminum shipped by 21% versus 2020 levels. We continue to explore opportunities to:

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

Employees

As of December 31, 2023, we employed approximately 6,600 full-time employees, with 4,000 employees in North America and 2,600 employees in Europe.

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

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q and any amendments thereto are available, without charge, on or through our website, www.supind.com, under “Investor Relations,” as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (the “SEC”). Also included on our website, www.supind.com, under “Investor Relations,” is our Code of Conduct, which, among others, applies to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. Copies of all SEC filings and our Code of Conduct are also available, without charge, upon request from Superior Industries International, Inc., Investor Relations, 26600 Telegraph Road, Suite 400, Southfield, Michigan 48033.

The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information related to issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference in this Annual Report on Form 10-K.

ITEM 1A. Risk Factors

The following discussion of risk factors contains “forward-looking” statements, which may be important to understanding any statement in this Annual Report or elsewhere. The following information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”) and Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

Our business routinely encounters and addresses risks and uncertainties. Our business, results of operations, financial condition and cash flows could be materially adversely affected by the factors described below. Discussion about the important risks that our business encounters can also be found in the MD&A and in the business description in Item 1, “Business” of this Annual Report. Below, we have described our present view of the most significant risks and uncertainties we face. Additional risks and uncertainties not presently known to us, or that we currently do not consider significant, could also potentially impair our business, results of operations, financial condition and cash flows. Our reactions to these risks and uncertainties as well as our competitors’ and customers’ reactions will affect our future operating results.

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

The global automotive component supply industry is highly competitive. Competition is based on a number of factors, including delivery, overall customer service, price, quality, technology and available capacity to meet customer demands. Some of our competitors are companies, or divisions or subsidiaries of companies, which are larger and have greater financial and other resources than we do. We cannot ensure that our products will be able to compete successfully with the products of these competitors. In particular, our ability to maintain or increase manufacturing capacity typically requires significant investments in facilities, equipment and personnel. Additionally, as a result of evolving customer requirements, we may incur labor costs at premium rates, experience increased maintenance expenses or have to replace our machinery and equipment on an accelerated basis. Furthermore, the markets in which we compete have attracted new entrants, particularly from low-cost countries. As a result, our sales levels and margins continue to be adversely affected by pricing pressures reflective of significant competition from producers located in low-cost foreign markets, such as China and Morocco. Such competition with lower cost structures poses a significant threat to our ability to compete globally. These factors have led to our customers awarding business to foreign competitors in the past, and they may continue to do so in the future. In addition, any of our competitors may foresee the course of market developments more accurately, develop products that are superior to our products, have the ability to produce similar products at a lower cost or adapt more quickly to new technologies or evolving customer requirements. Consequently, our products may not be able to compete successfully with competitors’ products.

The COVID-19 pandemic, resulting economic downturn, consequent decline in automotive industry production volumes and attendant supply chain shortages have disrupted, and may continue to disrupt our business, which may have a material adverse impact on our business, results of operations, financial condition and cash flows.

The COVID-19 pandemic arose in early 2020 causing a widespread health crisis that resulted in a global economic downturn and significant reduction in automotive industry production volumes due to government mandated closure of production facilities, as well as significant volatility in the financial markets. In 2021 and 2022, automotive industry production volumes increased but remained lower than 2019 pre-pandemic production levels primarily due to supply chain disruptions, including semiconductor chip and other shortages, which arose in the first two quarters of 2021, worsened in the last half of the year and continued throughout 2022. In 2023, semiconductor chip shortages have eased and production volumes have further recovered. However, any resurgence of the pandemic, economic decline and volatility, market volatility or attendant supply chain disruptions could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Specific risks to our Company include the following:

•
negative impacts to our operations resulting from instability in OEM production schedules, reductions in production volumes and production efficiency levels;
•
deterioration of worldwide credit and financial markets which could limit our ability to access the capital markets, or disrupt consumers’ ability to obtain financing to purchase new vehicles;
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

To the extent these risks adversely affect our operations and global economic conditions more generally, it may also have the effect of heightening many of the other risks described herein.

Risks Relating to Our Business, Strategy and Operations

A limited number of customers represent a large percentage of our sales. The loss of a significant customer or decrease in demand could adversely affect our operating results.

GM, Ford, VW Group, Toyota, Volvo and BMW, together, represented 76 percent and 77 percent of our sales in 2023 and 2022, respectively. Global procurement practices, including demand for price reductions may make it more difficult for us to maintain long-term supply arrangements with our customers, and there are no guarantees that we will be able to negotiate supply arrangements with our customers on terms acceptable to us in the future. The contracts we have entered into with most of our customers provide that we will manufacture wheels for a particular vehicle model, rather than manufacture a specific quantity of products. Such contracts range from one year to the life of the model (usually three to five years), typically are nonexclusive and do not require the purchase by the customer of any minimum number of wheels from us. Therefore, a significant decrease in consumer demand for certain key models or group of related models sold by any of our major customers, or a decision by a manufacturer not to purchase from us, or to discontinue purchasing from us, for a particular model or group of models, could adversely affect our results of operations, financial condition and cash flows.

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

Generally, we obtain our raw materials, supplies and energy requirements from various sources. Although we currently maintain alternative sources, our business is subject to the risk of price increases and periodic delays in delivery. Fluctuations in the prices of raw materials may be driven by the supply and demand for that commodity or governmental regulation, including trade laws and tariffs. If any of our suppliers seek bankruptcy relief or otherwise cannot continue their business as anticipated, the availability or price of raw materials could be adversely affected. Both domestic and international markets in which we operate experienced significant inflationary pressures in fiscal year 2022, which continued in 2023. In addition, the Federal Reserve in the United States and other central banks in various countries have raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation could also result in recessionary pressures in many parts of the world. While there was some improvement in the latter part of 2022 and 2023, we expect inflationary pressure to continue to impact our raw material and other costs in 2024.

Although our OEM contracts provide for the pass through of fluctuating aluminum and certain other raw material costs, we may not be able to do so in the future. Moreover, we establish our aftermarket selling prices six months in advance of the spring and winter sales periods. The aluminum we use to manufacture wheels contains alloying materials. The cost of alloying materials is therefore a component of the overall cost of a wheel. The price of the alloys we purchase is based on certain published market indices; however, certain of our OEM customer agreements do not provide price adjustments for changes in market prices of alloying materials. Increases or decreases in the market prices of alloying materials could have an adverse effect on our operating margins and cash flows. Furthermore, certain of our customers are not obligated to accept energy or other supply cost increases that we may attempt to pass along to them. The inability to pass such cost increases on to our customers could adversely affect our operating margins and cash flows.

In 2021, aluminum prices increased by approximately 45 percent and, while we were able to protect the margins of our OEM business by passing these costs on to our customers, rising aluminum prices increased our investment in working capital and therefore reduced our operating cash flow. In addition, since we are not able to pass aluminum price increases on to our aftermarket customers, the margins of our aftermarket business were adversely affected in 2021 and 2022. While aluminum prices began to decline in the latter part of 2022 and 2023, they remained somewhat elevated in relation to historical levels during 2023. In addition, rising silicon, natural gas and electricity costs increased significantly beginning in 2021 and remained somewhat elevated in 2022 and 2023. If unabated, they could continue to adversely affect our margins in 2024.

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

A significant portion of our revenues are attributable to customers with unionized work forces. Any protracted labor disruption at those customers due to strikes would have a material adverse impact on the Company’s business, results of operations, cash flows and financial condition.

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

Moreover, there are risks related to civil liability under our customer supply contracts (civil liability clauses in contracts with customers, contractual risks related to civil liability for causing delay in production launch, etc.). If we fail to ensure production launch as and when required by the customer, thus jeopardizing production processes at the customer’s facilities, this could lead to increased costs, giving rise to recourse claims against, or causing loss of orders by, the Company. This could also have an adverse effect on our results of operations, financial condition or cash flows.

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

We manufacture our products in Mexico and Poland and we sell our products internationally. Accordingly, unfavorable changes in foreign cost structures, trade protection laws, tariffs on aluminum or wheels, regulations and policies affecting trade and investments and social, political, labor or economic conditions in a specific country or region, among other factors, could have a negative effect on our business and results of operations. Legal and regulatory requirements differ among jurisdictions worldwide. Violations of these laws and regulations could result in fines, criminal sanctions, prohibitions on the conduct of our business and damage to our reputation. Although we have policies, controls and procedures designed to ensure compliance with these laws, our employees, contractors, or agents may violate our policies.

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

Mexico has passed new labor laws that are intended to make it easier for Mexican workers to unionize and that enhance certain benefits. Our cost of manufacturing in Mexico increased $2.0 million in 2023 as a result of enhanced vacation benefits. Our cost of manufacturing in Mexico could be subject to further increases in the event of unionization or as a result of further legislation, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

The cost of manufacturing our products in Mexico and Poland may be affected by tariffs imposed by any of these countries or the United States, trade protection laws, policies and other regulations affecting trade and investments, social, political, labor, or general economic conditions. Other factors that can affect the business and financial results of our Mexican and Polish operations include, but are not limited to, changes in cost structures, currency effects of the Mexican Peso, Euro and Polish Zloty, availability and competency of personnel and developments in tax regulations.

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

The Company’s capital structure is heavily leveraged as a result of debt incurred in connection with the 2017 acquisition of our European business, part of which was refinanced on December 15, 2022. At December 31, 2023, our capital structure consisted of:

•
$400.0 million Term Loan Facility (the “Term Loan Facility”), together with the Revolving Credit Facility (as defined below) referred to as the “Senior Secured Credit Facilities” or “SSCF” with an outstanding balance of $396.0 million;
•
€250.0 million original principal amount of 6.00% Senior Notes due June 15, 2025 (the “Notes”) with an outstanding balance of €217.1 million, or $239.6 million;
•
redeemable preferred stock of $248.2 million (unconditionally redeemable with a $300 million redemption value on or after September 14, 2025 or upon the occurrence of a Redemption Right Event as defined in the Certificate of Designations);
•
equipment loans and finance leases of $1.9 million; and
•
shareholders’ deficit of $85.9 million.

The Company also has available unused commitments under its revolving credit facility (the “Revolving Credit Facility”) of $55.1 million at December 31, 2023. In the event unrestricted cash and cash equivalents fall below $37.5 million at any quarter end (or up to $50.0 million following any increases in the commitment under the Revolving Credit Facility), the available commitment under the Revolving Credit Facility would be reduced by the amount of any shortfall. At December 31, 2023, unrestricted cash and cash equivalents substantially exceeded the requirement.

The Revolving Credit Facility and the Term Loan Facility are scheduled to mature on December 15, 2027 and December 15, 2028, respectively. However, in the event the Company has not repaid, refinanced or otherwise extended the Notes beyond the maturity date of the Term Loan Facility by the date 91 days prior to June 15, 2025 or has not redeemed, refinanced or otherwise extended the unconditional redemption date of the redeemable preferred stock beyond the maturity date of the Term Loan Facility by the date 91 days prior to September 14, 2025, the Term Loan Facility and Revolving Credit Facility would mature 91 days prior to June 15, 2025 or September 14, 2025, respectively. In this event, we would be required to pay all amounts outstanding under the SSCF sooner than they otherwise would be due and we may not be able to raise sufficient funds to pay such amounts on a timely basis, on terms we find acceptable, or at all.

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

In the absence of sufficient cash flows, refinancing or adequate funds available under credit facilities, we could face substantial liquidity constraints and might be required to reduce or delay capital expenditures, seek additional capital, sell material assets or operations to attempt to meet our debt service and other obligations. The credit agreements governing the SSCF and the indenture governing the Notes (the “Indenture”) restrict our ability to conduct asset sales and/or use the proceeds from asset sales. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair, and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our debt may accelerate our debt and, to the extent such debt is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our debt.

Under the Certificate of Designations for our redeemable preferred stock, the holders may redeem the preferred stock either as a result of the occurrence of an early redemption event (a change in control, recapitalization, merger, sale of substantially all of the Company’s assets, liquidation or delisting of the Company’s common stock from the NYSE) or on or after September 14, 2025. The redemption obligation of our redeemable preferred stock consists of a redemption price equal to the greater of two times the then-current Stated Value (defined in the Certificate of Designations as $150.0 million, plus any accrued and unpaid dividends or dividends paid-in-kind), currently $300.0 million, or the product of the number of common shares into which the redeemable preferred stock could be converted (5.3 million shares currently) and the then-current market price of our common stock. Any redemption payment would be limited to cash legally available to pay such redemption. The shares of preferred stock that have not been redeemed would continue to receive a dividend of 9 percent per annum on the then-current Stated Value, as defined in the Certificate of Designations, until such shares of preferred stock are redeemed. The Board would have to evaluate periodically the ability of the Company to make any remaining payments until the full redemption amount has been paid. A redemption payment, if required, for some or all of our outstanding shares of preferred stock would negatively impact our liquidity and could adversely affect our business, results of operations and financial condition.

Our substantial indebtedness and the corresponding interest expense could adversely affect our financial condition

We have a significant amount of indebtedness. As of December 31, 2023, our total debt was $637.5 million ($616.0 million net of unamortized debt discount and issuance costs of $21.5 million). Additionally, we had availability of $55.1 million under the Revolving Credit Facility at December 31, 2023. In the event unrestricted cash and cash equivalents fall below $37.5 million at any quarter end (or up to $50.0 million following any increases in the commitment under the Revolving Credit Facility), the available commitment under the Revolving Credit Facility would be reduced by the amount of any shortfall. At December 31, 2023, unrestricted cash and cash equivalents exceeded the liquidity requirement and, accordingly, the full commitment was available, less outstanding letters of credit.

A significant portion of our cash flow from operations will be used to pay our interest expense and will not be available for other business purposes. We cannot be certain that our business will generate sufficient cash flow or that we will be able to enter into future financings that will provide sufficient proceeds to meet or pay the interest on our debt.

Subject to the limits contained in the credit agreements governing the SSCF and the Indenture and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify.

In addition, the Indenture and the credit agreements governing the SSCF and our other debt instruments contain restrictive covenants that among other things, could limit our ability to incur liens, engage in mergers and acquisitions, sell, transfer or otherwise dispose of assets, make investments or acquisitions, redeem our capital stock or pay dividends. In addition, the SSCF requires us to maintain appropriate insurance coverages, including insurance with respect to assets which secure the underlying debt obligations. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the maturity of all of our debt.

A downgrade of our credit rating or a decrease of the prices of the Company’s common stock or the Notes could adversely impact our financial performance.

The Company, its SSCF, and the Notes, are rated by Standard and Poor’s and Moody’s. These ratings are widely followed by investors, customers, and suppliers, and a downgrade by one or both of these rating agencies might cause: suppliers to cancel our contracts, demand price increases, or decrease payment terms; customers to reduce their business activities with us; or investors to reconsider investments in financial instruments issued by Superior, all of which might cause a decrease of the price of our common stock or our Notes.

A decrease in our common stock or Notes prices, in turn, might accelerate such negative trends. A reduction in the price of the Notes implies an increase of the yield debt investors demand to provide us with financing, which, in turn, would make it more difficult for us to refinance our existing debt, redeemable preferred stock obligations and/or future debt.

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

A breach of the covenants or restrictions under the Indenture, under the credit agreements governing the SSCF, or under other debt instruments could result in an event of default under the applicable indebtedness. Such a default may allow the creditors under such facility to accelerate the maturity of the related debt, which may result in the acceleration of the maturity date of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreements governing our SSCF would permit the lenders under our revolving credit facilities to terminate all commitments to extend further credit under these facilities. Furthermore, if we were unable to repay the amounts due and payable under the SSCF or under other secured debt instruments, those lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the SSCF. In the event our lenders or holders of the Notes accelerate the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:

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

Borrowings under our SSCF are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. As of December 31, 2023, $396.0 million of our debt was variable rate debt. Our anticipated annual interest expense on $396.0 million of variable rate debt at the current rate of 13.4 percent would be $53.1 million. We have entered into interest rate swaps exchanging floating for fixed rate interest payments in order to reduce interest rate volatility. As of December 31, 2023, we had outstanding interest rate swaps with an aggregate notional amount of $200.0 million, with $50.0 million maturing December 31, 2024 and $150.0 million maturing December 31, 2025. In the future, we may again enter into interest rate swaps to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

A delisting of our common stock from the NYSE could reduce the liquidity and market price of our common stock; reduce the number of investors and analysts that cover our common stock; limit our ability to issue additional shares and damage our reputation which could have a material adverse impact on our business, results of operations and financial condition. In addition, a delisting of our common stock from the NYSE could cause a redemption of some or all of our outstanding redeemable preferred stock which would negatively impact our liquidity.

We are required under the NYSE continued listing standards to maintain a market capitalization of at least $50 million, over a consecutive 30 trading-day period, or maintain stockholders’ equity of at least $50 million. If our market capitalization were to fall below $50 million over a consecutive 30-day trading period, we would be noncompliant with NYSE continued listing standards which could result in delisting. As of December 31, 2023, our market capitalization was $89.9 million.

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

In addition, the holder of our redeemable preferred stock has the right to redeem all of the outstanding shares of redeemable preferred stock if our common stock is delisted from the NYSE. If this were to occur, we would be required to: (1) increase the then carrying value of the redeemable preferred stock to the $300 million redemption value through a corresponding charge (decrease) to our retained earnings, and (2) make a redemption payment in any amount up to $300 million if our Board determined there was cash legally available to fund a full or partial redemption. A redemption payment, if required, for some or all of our outstanding shares of preferred stock would negatively impact our liquidity and could adversely affect our business, results of operations and financial condition.

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

In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Co-operation and Development, are actively changing existing tax laws, including a global minimum tax, that, if enacted, could increase our tax obligations in countries where we do business. The impact of tax law changes and tax law interpretation could adversely affect our results of operations, financial condition, cash flows and liquidity.

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

As of December 31, 2023, the Company has five permits that are effective until 2026. As of December 31, 2023, the Company utilized Polish Zloty 310.3 million of the zone-related credit and has fully utilized all credits available under the permits. The Company believes that we have satisfied all conditions required under the permits, however, if the Polish authorities determined that these conditions were not fully satisfied, the Company would have to repay tax incentives received together with interest which could have a material negative impact on our assets, financial condition, results of operations and cash flows.

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

Profit and loss transfer agreements are one of the prerequisites of the taxation of Superior and its German subsidiaries as a German tax group. For tax purposes, a profit and loss transfer agreement must have a contract term for a minimum of five years. In addition, such agreement must be fully executed. If a profit and loss transfer agreement or its actual execution does not meet the prerequisites for taxation as a German tax group, Superior Industries International Germany GmbH (“SII Germany”), formerly known as Superior Industries International AG, and each subsidiary are taxed on their own income (and under certain circumstances even with retrospective effect). Additionally, 5 percent of dividends from a subsidiary to SII Germany, or other Superior European controlling entities within the European Union would be regarded as nondeductible expenses at the SII Germany level, or level of other Superior European controlling entities. Furthermore, the compensation of a loss of a subsidiary would be regarded as a contribution by SII Germany into the subsidiary and thus, would not directly reduce SII Germany’s profits. As a consequence, if the profit and loss transfer agreements do not meet the prerequisites of a German tax group, this could have a future material adverse effect on our assets, financial condition, results of operations or cash flows.

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

The Ukraine Conflict has also given rise to macroeconomic risks which led, and may continue to lead, to significant declines in global and regional economic growth, particularly in Europe. These risks may not only reduce global demand and automotive production volumes but also have caused, and may continue to cause, further supply chain disruption and drive higher energy and commodity prices, including increases in aluminum, and silicon, as well as inflation and higher interest rates. Energy prices in Europe, particularly in Poland, increased significantly during 2022, partly due to the impact of the Ukraine Conflict and related sanctions and retaliatory measures, but have subsequently declined somewhat in 2023. Our OEM customers have, at times, temporarily shut down or lowered production as a result of the related supply disruption.

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

We may not be able to renew our various insurance policies or renew them on terms and conditions acceptable to us.

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

We rely on the accuracy, capacity and security of our information technology systems. Despite the security measures that we have implemented, our systems, and those of our customers, suppliers and other service providers, are subject to cybersecurity incidents, including computer viruses, malware, phishing attacks, and denial-of-service attacks. Our systems are also subject to natural or man-made incidents or disasters or unauthorized physical or electronic access. These types of incidents (collectively, a “system disruption”) have become more prevalent and pervasive across industries, including in our industry, and are expected to continue in the future. A system disruption could result in business disruption, theft of our intellectual property, trade secrets or customer information and unauthorized access to personnel information. Although cybersecurity and the continued development and enhancement of our controls, processes, practices and training designed to protect our information technology systems from attack, damage or unauthorized access are a high priority for us, our activities and investment may not be deployed quickly enough or successfully protect our systems against all vulnerabilities specifically vulnerabilities to previously unknown or zero-day methods of attack, including technologies developed to bypass our security measures. In addition, outside parties may attempt to fraudulently induce employees or customers to disclose access credentials or other sensitive information in order to gain access to our secure systems and networks. There are no assurances that our actions and investments to improve the maturity of our systems, processes and risk management framework or remediate vulnerabilities will be sufficient or completed quickly enough to prevent or limit the impact of any system disruption. Moreover, because the techniques used to gain access to or sabotage systems often are not recognized until launched against a target, we may be unable to anticipate the methods necessary to defend against these types of attacks and we cannot predict the extent, frequency or impact these problems may have on us. To the extent that our business is interrupted or data is lost, destroyed or inappropriately used or disclosed, such disruptions could adversely affect our competitive position, relationships with our customers, financial condition, operating results and cash flows. In addition, we may be required to incur significant costs to protect against the damage caused by these disruptions or security breaches in the future.

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

All of these events could have a material adverse effect on our assets, financial condition, results of operations or cash flows.

ITEM 1B. - UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. - CYBERSECURITY

Cybersecurity Risk Strategy and Management

Our cybersecurity strategy is focused on cyber-resilience, the ability to anticipate, withstand, recover from and adapt to adverse conditions, stresses, attacks or compromises on systems that use or are enabled by cyber resources. Continuous improvement actions are designed to drive to a zero-trust architecture and a cyber-resilient enterprise. While this cyber-resilience strategy is in place, our systems, and those of our customers, suppliers and other service providers, are subject to cybersecurity incidents. A system disruption could result in business disruption, theft of our intellectual property, trade secrets or customer information and unauthorized access to personnel information. To the extent that our business is interrupted, or data is lost, destroyed or inappropriately used or disclosed, such disruptions could significantly and adversely affect our competitive position, relationships with our customers and other stakeholders, financial condition, operating results and cash flows. In addition, we may be required to incur significant costs to protect against these disruptions or security breaches in the future.

Superior employs a risk-based vulnerability management process for assessing and managing cybersecurity risk. Utilizing the National Institute of Standards and Technology (“NIST”) cybersecurity framework, the IT team assesses the risk based on the Center for Internet Security Critical Security Controls. The assessment includes the ability to identify, protect, detect, respond and recover from cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third-party service providers. The risk-based vulnerability management prioritizes action under both an asset context and vulnerability context, considering factors such as asset exposure, potential business impact, threat context and vulnerability severity.

Business email compromise (“BEC”) continues to be a top threat for cybersecurity risk leading to potential financial loss, data breach or further information systems compromise. Variants and combinations of BEC, including phishing, spear phishing, “adversary in the middle” attacks (i.e., attacks that allow interception of network communications) and, in particular, “zero-day” attacks (i.e., attacks that exploit a previously unknown vulnerability), present a financial, data loss and business continuity risk. The risk of these attacks exists within the Company, within our customer partners and within our vendor partners in the supply chain. BEC prevention is a top focus in our risk-based cyber-resiliency strategy. In addition to BEC, potential vulnerabilities could exist in business systems and associated infrastructure and are mitigated via protocol for managing update “patches”; this protocol is sometimes limited based on the era of legacy systems.

Superior engages cybersecurity partners and consultants to help strengthen its cyber-resiliency program. These engagements include but are not limited to incident response (“IR”) planning and IR retainers, penetration testing, vulnerability assessments, IR plan testing, and advisement and awareness of latest threat vectors.

All of the Company’s global suppliers must comply with its Supplier Code of Conduct (“SCOC”). The SCOC contains certain data security and notification requirements, and the Company explicitly maintains the right to monitor and audit compliance with the SCOC.

Cybersecurity Governance

The Board of Directors maintains overall oversight of cybersecurity risk, and the Audit Committee provides direct oversight of the Company’s activities to prevent, detect and respond to cybersecurity threats. The Chief Information Officer (“CIO”) and a designated system security engineer are the primary responsible management parties to monitor, assess, and manage cybersecurity risk. Our CIO has led global IT organizations for over ten years with direct oversight responsibility for cybersecurity, the global IT landscape and its data integrity. Our security engineer is solely focused on monitoring, assessing, and managing Superior’s cybersecurity breach prevention, detection and management, including the ongoing cybersecurity risk education of our employee base. Our security engineer’s experience includes the design and implementation of IT security systems, tools, and processes, comprehensive security assessments, and the implementation of remediating action plans for detected weaknesses.

Risk is monitored and managed through a combination of vulnerability assessments, continuous monitoring, endpoint protection, incident response planning, security awareness training, regulatory compliance monitoring, and threat intelligence.

Utilizing the NIST cybersecurity framework, the CIO provides quarterly updates to the Audit Committee on cybersecurity risk management, including the Company’s latest risk assessment, action plan status and metrics. The Audit Committee regularly briefs the full Board on these matters. In addition, the CIO provides an annual report to the Board on the Company’s cybersecurity plan and key activities.

Management roles and responsibilities of Superior’s cybersecurity incident management are defined within the Company’s IR plan. The plan includes the formation of the Security Incident Response Team responsible for leading incident response. In the event of specific cybersecurity incidents, defined sub-teams are engaged, as necessary, to monitor the mitigation and remediation of cybersecurity incidents. These sub-teams are comprised of cross-functional experts including, but not limited to, legal, accounting, operational and IT leadership and relevant external counsel.

All incidents are prioritized and assessed for materiality. Cybersecurity incidents are reported to relevant stakeholders in accordance with the incident response plan. All notable cybersecurity incidents as well as the number of cybersecurity incidents are reported quarterly to the Board of Directors.

ITEM 2. - PROPERTIES

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

Our European operations include three locations. The European headquarters is located in Bad Dürkheim, Germany which includes our European management, sales and distribution functions, as well as the logistics center and warehouse for the aftermarket business. The European manufacturing operations are located in Stalowa Wola, Poland and consist of three facilities. Our European business also includes a location in Lüdenscheid, Germany, that supports our research and development in Europe. We own all of our manufacturing facilities in Europe and we lease our Lüdenscheid facility and our European headquarters in Bad Dürkheim, Germany.

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

Additionally, reference is made to Note 1, “Summary of Significant Accounting Policies,” Note 8, “Property, Plant and Equipment” and Note 15 “Leases,” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

ITEM 3. - LEGAL PROCEEDINGS

We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, except as provided below, we believe all such matters are adequately provided for, covered by insurance, are without merit, and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position (refer to Item 1A, “Risk Factors” — “Legal, Compliance and Regulatory Risks” — “We are from time to time subject to litigation, which could adversely affect our results of operations, financial condition or cash flows.” of this Annual Report).

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

On August 31, 2023 (the “Filing Date”), the Company’s wholly owned subsidiary Superior Industries Production Germany GmbH (“SPG”) filed voluntary petitions for preliminary insolvency proceedings (i.e., equivalent to Chapter 11 under the U.S. Bankruptcy Code) in the Neustadt an der Weinstrasse, Germany Insolvency Court (the “Insolvency Court”) seeking relief under the German Insolvency Code (the “Insolvency Code”). SPG filed motions with the Insolvency Court seeking authorization to continue to operate its business as a “debtor-in-possession” under the jurisdiction of the Insolvency Court and in accordance with the applicable provisions of the Insolvency Code and orders of the Insolvency Court. On November 21, 2023, upon the request of the managing directors of SPG, the Insolvency Court ordered the withdrawal from the preliminary self-administrative insolvency proceedings and the continuation in preliminary ordinary proceedings (equivalent to Chapter 7 under the U.S. Bankruptcy Code). On December 1, 2023, the Insolvency Court passed a resolution to terminate the preliminary phase and to open ordinary insolvency proceedings with respect to SPG (refer to Note 22 “Loss on Deconsolidation of Subsidiary” in the Notes to Consolidated Financial Statements in Part I, Item 8, “Financial Statements and Supplementary Data”).

ITEM 4. - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A. -INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Information regarding executive officers who are also Directors is contained in our 2024 Proxy Statement under the caption “Election of Directors.” Such information is incorporated into Part III, Item 10, “Directors, Executive Officers and Corporate Governance.” All executive officers are appointed annually by the Board of Directors and serve at the will of the Board of Directors. The following table sets forth the names, ages and positions of our executive officers.

Name	Age	Position

Majdi B. Abulaban	60	President and Chief Executive Officer
Kevin Burke	55	Senior Vice President and Chief Human Resources Officer
Sven Damm	49	Senior Vice President and President of Superior Europe
Michael Dorah	58	Executive Vice President and Chief Operating Officer
Parveen Kakar	57	Senior Vice President of Sales, Marketing and Product Development
David Sherbin	64	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
C. Timothy Trenary	67	Executive Vice President, Chief Financial Officer and Interim Principal Accounting Officer

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

Sven Damm

Mr. Damm is Senior Vice President and President of Superior Europe, a position he has held since January 2023. Prior to joining the Company, Mr. Damm held various leadership positions with Lear Corporation, a Tier One automotive supplier and Fortune 500 company, since 2013, most recently as Vice President of Seating for Europe, Russia, Middle East and Africa. Prior to that, Mr. Damm held the positions of Managing Director for South Africa and Vice President Asia Pacific in China with SAS / Faurecia, a joint venture of Faurecia and Continental from 2010 to 2013. Prior to 2010, Mr. Damm held the position of Managing Director for the South Africa and China Operations with Duramotive GmbH. Mr. Damm earned an Industrial Business Management degree in Germany, as well as a General Management degree from St. Gallen Management School.

Michael Dorah

Mr. Dorah is the Company’s Executive Vice President and Chief Operating Officer, a position he has held since March 2024. Previously, Mr. Dorah was Senior Vice President and North American President, a position he has held since January 11, 2021. Mr. Dorah was previously the Senior Vice President, Manufacturing Systems of Delphi Technologies, Plc. (NYSE: DLPH), a global commercial vehicle parts supplier, from 2019 to 2020. Prior to that, he served as Vice President of Operations of Chassix, Inc, a global supplier of precision casting and machining solutions for the automotive industry from 2016-2019. Mr. Dorah also served as Chassix’s General Manager, Chassix, Brazil from 2012 to 2016. Prior to that, Mr. Dorah was the Vice President and General Manager, Brazil for Acument Global Technologies, Inc., a global manufacturer of screws, bolts, nuts and cold formed components for the automotive, industrial and aerospace industries from 2008 to 2010. He also served from 2008 to 2010 as Acument’s Vice President – Operations. Prior to that, Mr. Dorah held various positions with American Axle & Manufacturing, Inc. (NYSE: AXL), a global Tier One supplier to the automotive industry, from 1996 to 2008 culminating in his position of Director, Purchasing and Global Supply Based Management from 2004 to 2008. Mr. Dorah holds a Bachelor of Science degree in Materials Engineering from Stevens Institute of Technology and a Master of Business Administration degree and Master of Science degree in Materials Engineering from the Massachusetts Institute of Technology.

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

David Sherbin

Mr. Sherbin is the Company’s Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary, a position he has held since June 2022. Prior to joining Superior, Mr. Sherbin was General Counsel, Senior Vice President, Secretary and Chief Compliance Officer for Aptiv Plc and Secretary, Chief Compliance Officer and Senior Vice President at Delphi Automotive LLP. Previously, Mr. Sherbin served as General Counsel for Pulte Homes and Federal-Mogul Corporation. Mr. Sherbin received an undergraduate degree from Oberlin College and a graduate degree from Cornell Law School.

C. Timothy Trenary

Mr. Trenary is the Company’s Executive Vice President, Chief Financial Officer and Interim Principal Accounting Officer. Mr. Trenary was appointed Executive Vice President and Chief Financial Officer in September 2020 and was appointed Interim Principal Accounting Officer in January 2024. Prior to joining Superior, Mr. Trenary was Executive Vice President and Chief Financial Officer at Commercial Vehicle Group, Inc. from 2013 to 2020. Previously, Mr. Trenary had served in several Chief Financial Officer roles, including ProBuild Holdings, LLC, EMCON Technologies Holdings Limited, and DURA Automotive Systems, Inc. In addition, he has previously served in various executive positions with both public and private companies. Mr. Trenary began his career in public accounting at Arthur Young & Co., now part of Ernst & Young, and holds a Bachelor of Arts degree from Michigan State University and a Master of Business Administration degree from the University of Detroit Mercy.

PART II

ITEM 5. - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Superior Common Stock is traded on the NYSE under the symbol “SUP.” As of March 1, 2024, there were approximately 296 holders of record of our common stock.

ITEM 6. – [RESERVED]

ITEM 7. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report. This discussion contains forward-looking statements, which involve risks and uncertainties. Please refer to the section entitled “Forward-Looking Statements” at the beginning of this Annual Report immediately prior to Item 1. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in Item 1A, “Risk Factors” and elsewhere in this Annual Report.

Executive Overview

Our principal business is the design and manufacture of aluminum wheels for sale to OEMs in North America and Europe and to the aftermarket in Europe. We employ approximately 6,600 full-time employees, operating in seven manufacturing facilities in North America and Europe. We are one of the largest aluminum wheel suppliers to global OEMs and one of the leading European aluminum wheel aftermarket manufacturers and suppliers. Our OEM aluminum wheels accounted for approximately 94 percent of our sales in 2023 and were primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Ford, GM, Honda, Jaguar-Land Rover, Lucid Motors, Mazda, Mercedes-Benz Group, Mitsubishi, Nissan, Peugeot, Renault, Stellantis, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, Skoda, Porsche) and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs.

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

The automotive industry continues to be impacted by the supply chain disruption which emerged as OEM vehicle production resumed and began to scale following the shutdown during the COVID-19 pandemic. In 2021 and 2022, the supply chain disruption included shortages of semiconductor chips, electric vehicle batteries, shipping containers, steel, resin and foam. The semiconductor chip shortage continued to constrain OEM vehicle production throughout 2022 and 2023, although there was some improvement in 2023. Rising labor and raw material costs experienced in 2021, 2022 and 2023 are expected to continue. In addition, the Ukraine Conflict which resulted in temporary shutdowns at certain OEM production facilities in early 2022, began to affect our production volume in March 2022 and continued to contribute to order volatility and inflationary cost pressures. After significantly increasing in 2021 and 2022, the cost of energy moderated in 2023, although energy costs remained higher in Europe than prices prevailing prior to the pandemic and the Ukraine Conflict. While the prices under our OEM contracts are adjusted for changes in the cost of aluminum and certain other costs, our aftermarket contracts do not provide such pass through of aluminum or other costs. Future increases in raw material costs and OEM production volatility may cause our inventory levels to increase, negatively impacting our cash flows. In addition, rising interest rates have adversely affected, and will likely continue to affect, our earnings and cash flow from operations due to the variable interest rates applicable under our $400 million Term Loan Facility.

Automotive industry production volumes in the North American and Western and Central European regions, our principal markets, are shown below for the year ended December 31, 2023, as compared to the corresponding periods of 2022 and 2021:

Automotive Industry Production (North America and Western and Central Europe)
Twelve Months Ended	December 31,			2023 vs 2022	2022 vs 2021
	2023	2022	2021	% Change	% Change
(Units in thousands)
North America	15,683	14,296	13,047	9.7%	9.6%
Western and Central Europe	15,284	13,526	12,828	13.0%	5.4%
Total	30,967	27,822	25,875	11.3%	7.5%

Automotive industry production volumes in our principal markets increased 11.3 percent in 2023 (9.7 percent in North America and 13.0 percent in Western and Central Europe) but were 9.2 percent lower than 2019 pre-pandemic levels. However, production volumes of our key customers increased only 8.4 percent (7.3 percent in North America and 9.9 percent in Western and Central Europe). These production increases were primarily due to easing of the semiconductor chip shortage, partially offset by the effect of elevated vehicle cost, higher financing costs, consumer inflation and recession concerns and, in North America, the UAW strike.

In 2023, the Company’s unit shipments declined 6.6 percent on a year-over-year basis comprised of a 12.5 percent decline in Europe and a 2.0 percent decline in North America. The European year-over-year decrease in unit shipments was primarily attributable to the wind-down and exit from an unprofitable contract with one of our customers during 2023, as well as the deconsolidation of SPG (see Note 22, “Loss on Deconsolidation of Subsidiary” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”) and a 17.3 percent decrease in aftermarket unit shipments.

On September 15, 2023, the United Auto Workers (the “UAW”) launched a targeted strike against General Motors Company (“GM”), Ford Motor Company (“Ford”) and Stellantis with over 45,000 workers striking at numerous automotive production facilities across the United States. On November 20, 2023 the UAW announced that the tentative agreements had been ratified by the UAW membership. While the strike did not significantly affect our operating results for the quarter ended September 30, 2023, it had an impact on the fourth quarter, resulting in an estimated reduction of full-year North American unit shipments of 84,000 units.

The IHS forecast projects that production volumes in our principal markets are expected to decline 1.3 percent in 2024 (a decline of 3.1 percent in Western and Central Europe, partially offset by a 0.6 percent increase in North America). Production volumes of our key customers are forecast to decrease 1.6 percent (a decline of 5.3 percent in Western and Central Europe, partially offset by a 1.0 percent increase in North America), according to IHS.

Business Overview

The following chart shows the comparison of our operational performance in 2023 and 2022 (in millions):

The following table is a summary of the Company’s operating results for 2023 and 2022:

Results of Operations

Fiscal Year Ended December 31,	2023	2022
(Dollars in thousands, except per share amounts)
Net sales
North America	$794,386	$943,713
Europe	590,897	696,189
Net sales	1,385,283	1,639,902
Cost of sales	(1,269,535)	(1,473,515)
Gross profit	115,748	166,387
Percentage of net sales	8.4%	10.1%
Selling, general and administrative expenses	87,567	68,347
Loss on deconsolidation of subsidiary	79,629	—
(Loss) income from operations	(51,448)	98,040
Percentage of net sales	(3.7)%	6.0%
Interest expense, net	(62,140)	(46,314)
Other expense, net	(3,210)	(588)
Income tax benefit (provision)	23,946	(14,104)
Net (loss) income	(92,852)	37,034
Percentage of net sales	(6.7)%	2.3%
Diluted (loss) earnings per share	$(4.73)	$0.02
Value added sales (1)	$747,630	$770,649
Value added sales adjusted for foreign exchange (1)	$740,305	$770,649
Adjusted EBITDA (2)	$159,150	$194,154
Percentage of net sales	11.5%	11.8%
Percentage of value added sales	21.3%	25.2%
Unit shipments in thousands	14,562	15,592

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

2023 versus 2022

Shipments

Wheel unit shipments were 14.6 million in 2023, compared to wheel unit shipments of 15.6 million in the prior year, a decrease of 6.6 percent. This decrease was driven primarily by a 12.5 percent decrease in unit shipments in Europe. The majority of this decrease was due to the wind-down and exit from an unprofitable contract with one of our customers during 2023 which we have not yet replaced with new business, resulting in a 0.7 million reduction in unit shipments. The deconsolidation of the financial results of the manufacturing facility in Germany, SPG, (see Note 22, “Loss on Deconsolidation of Subsidiary” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”) resulted in a decrease of 0.3 million unit shipments. In addition, aftermarket unit shipments have declined 0.2 million due to softer aftermarket demand as a result of a slowdown in the European economy, which has negatively impacted consumer discretionary income, and destocking of the wholesale aftermarket wheel inventory levels.

Net Sales

Net sales were $1,385.3 million in 2023 compared to net sales of $1,639.9 million in the prior year, a decrease of $254.6 million or 15.5 percent. The decrease in revenue was primarily due to lower aluminum pass throughs to our OEM customers of $231.9 million and $55.4 million due to lower unit shipments of 1.0 million units, partially offset by favorable product mix and pricing of $19.5 million and favorable foreign exchange of $12.9 million.

Value Added Sales Adjusted for Foreign Exchange

Value added sales adjusted for foreign exchange was $740.3 million in 2023 compared to value added sales adjusted for foreign exchange of $770.6 million in 2022, a decrease of $30.3 million or 3.9 percent. This decrease was primarily due to the decline in unit shipment volumes.

Cost of Sales

Cost of sales was $1,269.5 million in 2023, compared to $1,473.5 million in the prior year, a decrease of $204.0 million or 13.8 percent. The decrease in cost of sales was primarily due to $208.8 million lower aluminum costs and $33.5 million of lower shipment volumes, partially offset by increases of $27.9 million due to product mix and $15.1 million due to foreign exchange, as well as a restructuring charge of $5.0 million related to the Company's reduction in its global workforce (refer to Note 21 “Restructuring” in the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”).

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses in 2023 were $87.6 million, or 6.3 percent of net sales, compared to $68.3 million, or 4.2 percent of net sales in the prior year. The increase in SG&A expenses of $19.3 million is primarily due to a $14.8 million provision for a valuation allowance on claims receivable from the SPG bankruptcy estate, advisor fees associated with the transformation of our European business of $10.5 million and the $2.8 million restructuring severance charge related to the Company’s reduction in its global workforce (refer to Note 21 “Restructuring” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”). These increases were partially offset by a $6.3 million reduction in incentive compensation.

Loss on Deconsolidation of Subsidiary

On August 31, 2023 (the “Filing Date”) the Company’s wholly owned subsidiary Superior Industries Production Germany GmbH (“SPG”) filed voluntary petitions for preliminary insolvency proceedings, seeking relief under the German Insolvency Code. Effective as of the Filing Date, the Company deconsolidated SPG from its consolidated financial statements, recognizing a charge to operations of $79.6 million (refer to Note 22, “Loss on Deconsolidation of Subsidiary” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”).

Net Interest Expense

Net interest expense was $62.1 million in 2023 compared to net interest expense of $46.3 million in 2022, a $15.8 million increase. The increase is due to a $50.8 million increase in the principal amount of term loan debt as a result of the refinancing in December 2022, rising interest rates and a higher credit spread on the new Term Loan Facility (refer to Note 10 “Debt” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”).

Other Expense

Other expense was $3.2 million in 2023 compared to $0.6 million in 2022, an increase of $2.6 million. This increase was primarily attributable to a casualty loss of $1.4 million relating to flood damage to the Werdohl, Germany facility and unfavorable foreign exchange of $1.4 million, as well as scrap sales and other income of $1.3 million recognized in 2022. This was partially offset by income of $3.4 million due to the decrease in the fair value of the preferred stock embedded derivative liability.

Income Tax Provision

The income tax benefit in 2023 was $23.9 million on pre-tax loss of $116.8 million, representing an effective tax rate of 20.5 percent. The 2023 effective tax rate differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position and the mix of earnings among tax jurisdictions. The income tax provision for 2022 was 14.1 million on pre-tax income of $51.1 million, representing an effective income tax rate of 27.6 percent. The 2022 effective tax rate differs from the statutory rate primarily due to valuation allowances, tax credits and the mix of earnings among tax jurisdictions.

Net (Loss) Income

Net loss in 2023 was $92.9 million, or loss per diluted share of $4.73, compared to net income of $37.0 million, or earnings per diluted share of $0.02 in 2022.

Segment Sales and (Loss) Income from Operations

	Year Ended December 31,
	2023	2022	Change
(Dollars in thousands)
Selected data
Net sales
North America	$794,386	$943,713	$(149,327)
Europe	590,897	696,189	(105,292)
Total net sales	$1,385,283	$1,639,902	$(254,619)
(Loss) income from operations
North America	$51,791	$71,772	$(19,981)
Europe	(103,239)	26,268	(129,507)
Total (loss) income from operations	$(51,448)	$98,040	$(149,488)

North America

In 2023, net sales of our North American segment decreased $149.3 million, or 15.8 percent, while unit shipments decreased 2.0 percent, as compared to the prior year. The decrease in net sales was primarily due to lower aluminum cost pass throughs to our OEM customers of $159.5 million and $6.6 million due to lower unit shipments as a result of lower OEM demand for light trucks and the UAW strike, partially offset by favorable product mix and pricing of $14.5 million. North American segment income from operations in 2023 was $20.0 million lower than the prior year primarily due to higher raw material costs of $14.0 million, unfavorable foreign exchange of $4.1 million, lower unit shipments of $2.6 million and a restructuring charge of $1.5 million (refer to Note 21 “Restructuring” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”). These decreases in income from operations were partially offset by a reduction in selling, general and administrative expenses of $1.3 million, despite a $6.5 million provision for a valuation allowance on claims receivable from the SPG bankruptcy estate.

Europe

In 2023, net sales of our European segment decreased $105.3 million, or 15.1 percent, primarily due to $72.4 million of lower aluminum pass throughs and $48.8 million due to lower unit shipments, partially offset by favorable foreign exchange of $10.6 million and favorable product mix and pricing of $5.0 million. European segment 2023 income from operations was $129.5 million lower than the prior year primarily due to the $79.6 million loss on deconsolidation of SPG (refer to Note 22 “Loss on Deconsolidation of Subsidiary” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”), lower unit shipments of $19.4 million, advisor fees associated with the transformation of our European business of $10.5 million and higher raw material costs of $9.2 million. In addition, our European segment incurred an $8.3 million provision for a valuation allowance on claims receivable from the SPG bankruptcy estate and a $6.3 million restructuring charge. These losses and expenses were partially offset by favorable foreign exchange of $2.0 million.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2023, our cash and cash equivalents totaled $201.6 million compared to $213.0 million at December 31, 2022. Our sources of liquidity primarily include cash and cash equivalents, cash provided by operating activities, borrowings under available debt facilities, factoring arrangements for trade receivables and, from time to time, other external sources of funds. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $261.0 million and 2.3:1, respectively, at December 31, 2023, versus $257.6 million and 2.0:1 at December 31, 2022. Working capital (receivables, inventory and trade payables) declined $17.3 million primarily due to the deconsolidation of SPG.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, debt facilities, cash and cash equivalents, and we believe these sources will continue to meet our future requirements for at least the next 12 months. Capital expenditures relate to improving production quality and efficiency and extending the useful lives of existing property and expenditures for new product offerings, as well as expanded capacity for existing products. During 2024, we expect that capital expenditures will be approximately $50.0 million, $11.2 million of which has been committed under outstanding purchase orders at December 31, 2023.

In connection with the acquisition of our European operations, we entered into a $400.0 million term loan facility (“Acquisition Term Loan Facility”) and a $160.0 million revolving credit facility (the “US Revolving Credit Facility”), and we issued 150,000 shares of redeemable preferred stock for $150.0 million and €250.0 million aggregate principal amount of the 6.00% Notes. In addition, we also assumed $70.7 million of outstanding debt, including a €30.0 million European revolving credit facility (the “European Revolving Credit Facility”). The acquired European business subsequently entered into equipment loan agreements totaling $13.4 million (€12.0 million).

On December 15, 2022, the Company entered into a $400.0 million term loan facility (the “Term Loan Facility”) with Oaktree Fund Administration L.L.C., in its capacity as the administrative agent, JPMorgan Chase Bank, N.A., in its capacity as collateral agent, and other lenders party thereto. The Term Loan Facility requires quarterly principal payments of $1.0 million. Additional principal payments may be due with respect to asset sales, debt issuances and as a percentage of cash flow in excess of a specified threshold. Concurrent with the issuance of the Term Loan Facility, the Company entered into a $60.0 million revolving credit facility (the “Revolving Credit Facility”) and terminated the previously outstanding US Revolving Credit Facility and European Revolving Credit Facility. The $388.0 million proceeds of the borrowings under the Term Loan Facility (consisting of the $400.0 million aggregate principal less the original issuance discount of $12.0 million) were used to repay the $349.2 million balance outstanding under the Acquisition Term Loan Facility and to pay debt issuance costs and expenses incurred in connection with the Term Loan Facility and Revolving Credit Facility.

Balances outstanding under the Term Loan Facility, Notes, and equipment loans as of December 31, 2023 were $396.0 million, $239.6 million, and $0.8 million, respectively. The balance of the redeemable preferred stock was $248.2 million as of December 31, 2023. The Revolving Credit Facility and the Term Loan Facility are scheduled to mature on December 15, 2027 and December 15, 2028, respectively. However, in the event the Company has not repaid, refinanced or otherwise extended the maturity of the Notes beyond the maturity date of the Term Loan Facility by the date 91 days prior to June 15, 2025, the Term Loan Facility and Revolving Credit Facility would mature 91 days prior to June 15, 2025. Similarly, in the event the Company has not redeemed, refinanced or otherwise extended the unconditional redemption date of the redeemable preferred stock beyond the maturity date of the Term Loan Facility by the date 91 days prior to September 14, 2025, the Term Loan Facility and Revolving Credit Facility would mature 91 days prior to September 14, 2025.

The redeemable preferred stock may be redeemed at the holder’s election on or after September 14, 2025 at the redemption amount, currently $300 million, provided the Company has cash legally available to pay such redemption. The shares of preferred stock that have not been redeemed would continue to receive an annual dividend of 9 percent on the $150.0 million original stated value, plus any accrued and unpaid dividends, which would be paid quarterly. The Board would have to evaluate periodically the ability of the Company to make any further redemption payments until the full redemption amount has been paid.

The Company intends to repay, refinance or otherwise extend the Notes prior to their maturity and to redeem, refinance or otherwise extend the redemption date of the redeemable preferred stock. If we are unable to repay, refinance or otherwise extend the Notes or redeem, refinance or otherwise extend the redeemable preferred stock prior to their respective maturity and redemption dates, the maturity of our Term Loan Facility and Revolving Credit Facility would accelerate to a date 91 days prior to the maturity date of the Notes or redemption date of the redeemable preferred stock (refer to Note 10 “Debt” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” and Item 1A., “Risk Factors” — “Capital Structure Risks”).

As of December 31, 2023, the Company had no outstanding borrowings under the Revolving Credit Facility, outstanding letters of credit of $4.9 million and available unused commitments under the Revolving Credit Facility of $55.1 million. As a result, our liquidity totaled $219.2 million at December 31, 2023, consisting of cash and cash equivalents of $164.1 million ($201.6 million less $37.5 million related to the contractual liquidity required pursuant to the Term Loan Facility and Revolving Credit Facility) and available and unused commitments under the Revolving Credit Facility of $55.1 million.

As of December 31, 2023, we had no significant off-balance sheet arrangements other than factoring of $92.4 million of our trade receivables.

The following table summarizes the cash flows from operating, investing, and financing activities as reflected in the consolidated statements of cash flows.

Fiscal Year Ended December 31,	2023	2022
(Dollars in thousands)
Net cash provided by operating activities	64,431	152,570
Net cash used in investing activities	(45,607)	(57,007)
Net cash (used in) provided by financing activities	(34,230)	4,505
Effect of exchange rate changes on cash	3,990	(519)
Net changes in cash and cash equivalents	$(11,416)	$99,549

2023 versus 2022

Operating Activities

Net cash provided by operating activities was $64.4 million in 2023 compared to net cash provided by operating activities of $152.6 million for 2022. The $88.1 million decrease in cash flow provided by operating activities was primarily driven by lower profitability net of non-cash items of $62.5 million and higher use of cash to reduce trade payables of $32.7 million, partially offset by a higher source of cash due to the reduction in inventory levels of $24.3 million.

Investing Activities

Net cash used in investing activities was $45.6 million in 2023 compared to net cash used in investing activities of $57.0 million in 2022. The $11.4 million decrease in cash used in investing activities was primarily due to a $16.0 million decrease in capital expenditures, partially offset by the $4.4 million deconsolidation of SPG cash balances. The decrease in capital expenditures was primarily due to the completion of certain capital projects related to paint line and refinishing capabilities.

Financing Activities

Net cash used in financing activities was $34.2 million in 2023 compared to net cash provided by financing activities of $4.5 million in 2022. This $38.7 million increase in cash used in financing activities was primarily due to net cash proceeds of $26.2 million on the refinancing of the term loan facility in 2022 (consisting of the $388.0 million cash proceeds on the issuance of the Term Loan Facility, less $349.2 million used to repay the previously outstanding term loan and $12.6 million of debt issuance costs) and the $11.6 million early repayment of capital equipment loans in 2023.

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

The following table reconciles our net sales, the most directly comparable U.S. GAAP financial measure, to our value added sales and value added sales adjusted for foreign exchange:

Fiscal Year Ended December 31,	2023	2022
(Dollars in thousands)
Net sales	$1,385,283	$1,639,902
Less: aluminum, other costs, and outside service provider costs	(637,653)	(869,253)
Value added sales	$747,630	$770,649
Currency impact on current period value added sales	(7,325)	—
Value added sales adjusted for foreign exchange	$740,305	$770,649

The following table reconciles our net income, the most directly comparable U.S. GAAP financial measure, to our adjusted EBITDA:

Fiscal Year Ended December 31,	2023	2022
(Dollars in thousands)
Net (loss) income	$(92,852)	$37,034
Interest expense, net	62,140	46,314
Income tax (benefit) provision	(23,946)	14,104
Depreciation	73,534	70,244
Amortization	19,457	20,928
Loss on deconsolidation of subsidiary	79,629	—
Restructuring, factoring fees and other (1) (2)	44,554	5,530
Change in fair value of redeemable preferred stock embedded derivative liability (3)	(3,366)	—
Adjusted EBITDA	$159,150	$194,154
Adjusted EBITDA as a percentage of net sales	11.5%	11.8%
Adjusted EBITDA as a percentage of value added sales	21.3%	25.2%

(1)
In 2023, we incurred $14.6 million of restructuring costs, $14.8 million provision for a valuation allowance on claims receivable from the SPG bankruptcy estate, $4.2 million of accounts receivable factoring fees, a casualty loss of $1.4 million and $8.1 million of other restructuring-related costs, primarily related to advisor fees, and $1.5 million of other costs.
(2)
In 2022, we incurred $0.8 million of restructuring costs, $3.6 million of accounts receivable factoring fees, and $1.1 million of hiring and other costs.
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

Revenue Recognition – Revenue estimation uncertainty primarily relates to recognition of certain price adjustments on sales to our OEM customers treated as variable consideration. A portion of our selling prices to OEM customers is attributable to the aluminum content of our wheels. Our selling prices are adjusted for changes in the current aluminum market based upon specified aluminum price indices during specific pricing periods, as agreed with our customers. Selling prices for our OEM customers are also adjusted for changes in current market prices for alloy premium and silicon based on either price indices or other contractually defined terms. Our selling prices also incorporate a wheel weight price component which is based on customer product specifications. We estimate the variable consideration using the “most likely” amount estimation approach. Changes in the prices for aluminum, certain other raw materials and other costs are monitored and revenue is adjusted as changes in the respective indices occur, or as our contracts otherwise stipulate. Weights are monitored, and prices are adjusted as variations arise. Customer contract prices are generally adjusted quarterly to incorporate these price adjustments. In North America, OEM price adjustments due to manufacturing efficiencies are generally recognized as and when negotiated with customers. Contracts with European OEMs generally include annual price reductions based on expected manufacturing efficiencies over the life of the vehicle wheel program which are accrued as revenue is recognized. Adjustments to selling prices in 2023 and 2022 related to prior year revenues were $4.7 million and $1.5 million, respectively.

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

The following information illustrates the sensitivity to a change in certain assumptions of our unfunded retirement plan as of December 31, 2023. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

The effect of the indicated increase (decrease) in selected factors is shown below (in thousands):

		Increase (Decrease) in:
Assumption	Percentage Change	Projected Benefit Obligation at December 31, 2023	2024 Net Periodic Pension Cost
Discount rate	+1.0%	$(2,091)	$98
Rate of compensation increase	+1.0%	$146	$15

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

As of December 31, 2022, substantially all U.S. and German deferred tax assets net of deferred tax liabilities, were subject to valuation allowances. We had previously concluded that if our financial results continued to improve, our assessment of the realization of our net deferred tax assets could result in the release of some or all of the valuation allowances. As of December 31, 2023, sufficient positive evidence became available and $24.8 million of the valuation allowances against our U.S. net deferred tax assets were released. As of December 31, 2023, certain U.S. and substantially all German deferred tax assets net of deferred tax liabilities, remained subject to valuation allowances.

Our accounting for the valuation of deferred tax assets represents our best estimate of future events. Changes in our current estimates, due to unanticipated market conditions, governmental legislative actions or events, could have a material effect on our ability to utilize our deferred tax assets. At December 31, 2023 and 2022, deferred tax assets were $113.2 million and $104.7 million, respectively, and valuation allowances against those deferred tax assets were $60.4 million and $67.6 million (refer to Note 14, “Income Taxes” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Annual Report for additional information).

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 10(f)(1) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information required by this item.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to the Consolidated Financial Statements of Superior Industries International, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Superior Industries International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Superior Industries International, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Income Taxes - U.S. deferred tax asset valuation allowance release - Refer to Notes 1 and 14 to the financial statements

Critical Audit Matter Description

The Company operates in many different geographic locations and is subject to foreign, U.S. federal, state and local taxes applicable to each of the respective jurisdictions. Determining the realizability of deferred tax assets requires management to make assumptions and judgments regarding the application of complex tax laws as well as projected future taxable income, the timing of reversals of temporary differences, and tax planning strategies. As of December 31, 2023, the Company released $24.8 million of valuation allowance against its U.S. net deferred tax assets (“valuation allowance release”) resulting in a benefit to income tax expense.

We identified the Company’s valuation allowance release as a critical audit matter because of the significant judgments made by management to determine the realizability of the U.S. deferred tax asset. A high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, was required when performing audit procedures to evaluate the reasonableness of management’s assumptions and judgments related to complex tax laws as well as projected future taxable income, the timing of reversals of temporary differences, and tax planning strategies.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s valuation allowance release included the following, among others:

•
We tested the effectiveness of controls over the Company’s assessment of the realizability of its U.S. deferred tax assets.
•
We evaluated, with the assistance of income tax specialists, the significant assumptions used by management in assessing the realizability of its U.S. deferred tax assets, including the application of tax laws and regulations, projected future taxable income, the timing of reversals of temporary differences, and available tax planning strategies.

/s/ Deloitte & Touche LLP

Detroit, Michigan

March 7, 2024

We have served as the Company's auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Superior Industries International, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Superior Industries International, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 7, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Detroit, Michigan

March 7, 2024

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in thousands, except per share data)

Fiscal Year Ended December 31,	2023	2022
NET SALES	$1,385,283	$1,639,902
Cost of sales	1,269,535	1,473,515
GROSS PROFIT	115,748	166,387
Selling, general and administrative expenses	87,567	68,347
Loss on deconsolidation of subsidiary	79,629	—
(LOSS) INCOME FROM OPERATIONS	(51,448)	98,040
Interest expense, net	(62,140)	(46,314)
Other expense, net	(3,210)	(588)
(LOSS) INCOME BEFORE INCOME TAXES	(116,798)	51,138
Income tax benefit (provision)	23,946	(14,104)
NET (LOSS) INCOME	$(92,852)	$37,034
(LOSS) EARNINGS PER SHARE – BASIC	$(4.73)	$0.02
(LOSS) EARNINGS PER SHARE – DILUTED	$(4.73)	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

Fiscal Year Ended December 31,	2023	2022
Net (loss) income	$(92,852)	$37,034
Other comprehensive income (loss), net of tax:
Foreign currency translation gain	27,702	86
Change in unrecognized gains on derivative instruments:
Change in fair value of derivatives	50,456	29,773
Tax provision	(10,441)	(878)
Change in unrecognized gains on derivative instruments, net of tax	40,015	28,895
Defined benefit pension plan:
Actuarial (loss) gain on pension obligation, net of amortization	(739)	7,724
Tax provision	—	—
Pension changes, net of tax	(739)	7,724
Other comprehensive income, net of tax	66,978	36,705
Comprehensive (loss) income	$(25,874)	$73,739

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

Fiscal Year Ended December 31,	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$201,606	$213,022
Accounts receivable, net	56,393	72,725
Inventories, net	144,609	178,688
Income taxes receivable	1,559	2,261
Derivative financial instruments	38,298	16,423
Other current assets	17,464	25,795
Total current assets	459,929	508,914
Property, plant and equipment, net	398,599	473,960
Deferred income tax assets, net	52,213	35,187
Intangibles, net	33,242	51,497
Derivative financial instruments	40,471	18,537
Other noncurrent assets	46,117	45,644
Total assets	$1,030,571	$1,133,739
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$124,907	$158,049
Short-term debt	5,322	5,873
Accrued expenses	66,838	74,108
Income taxes payable	1,844	13,300
Total current liabilities	198,911	251,330
Long-term debt (less current portion)	610,632	616,145
Noncurrent income tax liabilities	8,129	8,524
Deferred income tax liabilities, net	1,903	3,468
Other noncurrent liabilities	47,821	55,733
Commitments and contingent liabilities (Note 19)	—	—
Mezzanine equity:
Preferred stock, $0.01 par value
Authorized – 1,000,000 shares
Issued and outstanding – 150,000 shares outstanding at December 31, 2023 and December 31, 2022	248,222	222,753
European noncontrolling redeemable equity	893	1,083
Shareholders’ deficit:
Common stock, $0.01 par value
Authorized – 100,000,000 shares
Issued and outstanding – 28,091,440 and 27,016,125 shares at December 31, 2023 and December 31, 2022	115,340	111,105
Accumulated other comprehensive loss	(22,291)	(89,269)
Retained earnings	(178,989)	(47,133)
Total shareholders’ deficit	(85,940)	(25,297)
Total liabilities, mezzanine equity and shareholders’ deficit	$1,030,571	$1,133,739

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands, except per share data)

	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT JANUARY 1, 2023	27,016,125	$111,105	$19,844	$1,591	$(110,704)	$(47,133)	$(25,297)
Net loss	—	—	—	—	—	(92,852)	(92,852)
Change in unrecognized gains on derivative instruments, net of tax	—	—	40,015	—	—	—	40,015
Change in defined benefit plans, net of taxes	—	—	—	(739)	—	—	(739)
Net foreign currency translation adjustment	—	—	—	—	27,702	—	27,702
Common stock issued, net of shares withheld for employee taxes	1,075,315	—	—	—	—	—	—
Stock-based compensation	—	4,235	—	—	—	—	4,235
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(38,969)	(38,969)
European noncontrolling redeemable equity dividend	—	—	—	—	—	(35)	(35)
BALANCE AT DECEMBER 31, 2023	28,091,440	$115,340	$59,859	$852	$(83,002)	$(178,989)	$(85,940)

	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT JANUARY 1, 2022	26,163,077	$103,214	$(9,051)	$(6,133)	$(110,790)	$(47,661)	$(70,421)
Net income	—	—	—	—	—	37,034	37,034
Change in unrecognized gains/(losses) on derivative instruments, net of tax	—	—	28,895	—	—	—	28,895
Change in defined benefit plans, net of taxes	—	—	—	7,724	—	—	7,724
Net foreign currency translation adjustment	—	—	—	—	86	—	86
Common stock issued, net of shares withheld for employee taxes	853,048	—	—	—	—	—	—
Stock-based compensation	—	7,891	—	—	—	—	7,891
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(36,453)	(36,453)
European noncontrolling redeemable equity dividend	—	—	—	—	—	(53)	(53)
BALANCE AT DECEMBER 31, 2022	27,016,125	$111,105	$19,844	$1,591	$(110,704)	$(47,133)	$(25,297)

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Fiscal Year Ended December 31,	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(92,852)	$37,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,991	91,172
Income tax, noncash changes	(27,307)	(9,264)
Stock-based compensation	7,542	9,679
Amortization of debt issuance costs	4,774	8,654
Loss on deconsolidation of subsidiary	79,629	—
Other noncash items	9,552	(470)
Changes in operating assets and liabilities:
Accounts receivable	18,857	10,180
Inventories	13,066	(11,282)
Other assets and liabilities	(2,829)	(3,273)
Accounts payable	(27,619)	5,051
Income taxes	(11,373)	15,089
NET CASH PROVIDED BY OPERATING ACTIVITIES	64,431	152,570
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(41,160)	(57,157)
Deconsolidation of subsidiary cash	(4,447)	—
Other investing activities	—	150
NET CASH USED IN INVESTING ACTIVITIES	(45,607)	(57,007)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	388,000
Repayments of debt	(16,424)	(354,408)
Cash dividends paid	(13,561)	(13,648)
Financing costs paid and other	(192)	(12,589)
Payments related to tax withholdings for stock-based compensation	(3,307)	(1,788)
Finance lease payments	(746)	(1,062)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(34,230)	4,505
Effect of exchange rate changes on cash	3,990	(519)
Net changes in cash and cash equivalents	(11,416)	99,549
Cash and cash equivalents at the beginning of the period	213,022	113,473
Cash and cash equivalents at the end of the period	$201,606	$213,022

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Superior Industries International, Inc.’s (referred to herein as the “Company,” “Superior,” or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe and to the aftermarket in Europe. We employ approximately 6,600 full-time employees, operating in seven manufacturing facilities in North America and Europe. We are one of the largest aluminum wheel suppliers to global OEMs and one of the leading European aluminum wheel aftermarket manufacturers and suppliers. Our OEM aluminum wheels accounted for approximately 94 percent of our sales in 2023 and were primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Ford, GM, Honda, Jaguar-Land Rover, Lucid Motors, Mazda, Mercedes-Benz Group, Mitsubishi, Nissan, Peugeot, Renault, Stellantis, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, Skoda, Porsche) and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs. We have determined that our North American and European operations should be treated as separate reportable segments as further described in Note 5, “Business Segments.”

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

Accounts Receivable

Accounts receivable primarily consists of amounts that are due and payable from our customers for the sale of aluminum wheels. The Company’s allowance for credit losses on accounts receivable represents management’s estimate of expected credit losses over the expected term of the receivables. In estimating current expected credit losses, the Company applies a loss rate to receivables aging categories by region and market, OEM or aftermarket, based on historical write-offs. Historical loss rates are adjusted for current conditions and reasonable and supportable forecasts, as necessary. Specific reserves are recognized for individual accounts whenever the Company becomes aware of circumstances indicating that a loss may be incurred on a particular customer account, such as in the event of a customer bankruptcy or significant deterioration in customer operating results or financial condition. Provision adjustments to the allowance for credit losses are recognized in selling, general and administrative expenses. Accounts receivable are reflected net of a reserve for uncollectible amounts (including the estimated allowance for credit losses) of $0.7 million as of December 31, 2023 and December 31, 2022. Changes in expected credit losses were not significant during the years ended December 31, 2023 and 2022.

Inventory

Inventories, which are categorized as raw materials, work-in-process or finished goods, are stated at the lower of cost or net realizable value. The cost of inventories is measured using the FIFO (first-in, first-out) method or the average cost method. Inventories are reviewed to determine if inventory quantities are in excess of forecasted usage or if they have become obsolete.

Aluminum is the primary material component in our inventories. The Company had four aluminum suppliers in 2023 and three aluminum suppliers in 2022 which individually exceeded 10 percent of total aluminum purchases and, in the aggregate, represented 73.2 percent and 61.4 percent of our total aluminum purchases, respectively.

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

Intangible Assets

Intangible assets are finite-lived assets consisting of customer relationships. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives (since the pattern in which the asset will be consumed cannot be reliably determined).

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

Gains and losses arising from foreign currency transactions and the effects of remeasurement discussed in the preceding paragraph are recorded in other income or expense. We recognized a foreign currency transaction and remeasurement loss of $0.1 million in 2023 and a gain of $1.35 million in 2022.

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

Stock-Based Compensation

We account for stock-based compensation using the estimated fair value recognition method. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years (refer to Note 18, “Stock-Based Compensation” for additional information concerning our stock-based compensation awards).

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

The effect on deferred taxes of a change in tax rates is recognized in income in the period that the tax rate change is enacted. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income in the future. A valuation allowance is provided for deferred income tax assets when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The assessment regarding whether a valuation allowance is required or should be adjusted is based on an evaluation of possible sources of taxable income and considers all available positive and negative evidence. Our accounting for the valuation of deferred tax assets represents our best estimate of future events. We believe that the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of taxable income, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. In determining when to release the valuation allowance established against our net deferred income tax assets, we consider all available evidence, both positive and negative.

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

In 2023 and 2022, we have provided deferred income taxes for the estimated U.S. federal and state income tax, foreign income tax and applicable withholding taxes on unremitted earnings of subsidiaries.

Cash Paid for Interest and Taxes and Noncash Investing Activities

Cash paid for interest was $62.2 million and $38.2 million, respectively, for the years ended December 31, 2023 and 2022. Cash paid for income taxes was $14.5 million and $8.0 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, we had purchased but not yet paid for equipment of $4.4 million and $9.3 million, respectively, which are included in accounts payable and accrued expenses in our consolidated balance sheets.

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

Accounting Standards Update (ASU) 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” On January 1, 2023, the Company adopted ASU 2022-04 which requires that a buyer in a supplier finance program disclose the key terms of the program, including a description of the payment terms. For the obligations that the buyer has confirmed as valid to the finance provider or intermediary, the buyer must disclose: the amount outstanding that remains unpaid by the buyer as of the end of each period, a description of where those obligations are presented in the balance sheet and a roll forward of those obligations during the period, including the amount of obligations confirmed and the amount of obligations subsequently paid. In adopting ASU 2022-04, disclosures which had been included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q regarding supply chain financing have now been included as Note 11, “Supplier Finance Program” to the consolidated financial statements along with disclosure of payment terms under the program and a roll forward of the amounts owed to the financial institution.

Accounting Standards Issued But Not Yet Adopted

Accounting Standards Update (ASU) 2023-07, “Segment Reporting.” In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

Accounting Standards Update (ASU) 2023-09, "Income Taxes (Topic 740).” In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting this guidance.

NOTE 2 - REVENUE

The Company disaggregates revenue from contracts with customers into our reportable segments, North America and Europe. Revenues by segment for the years ended December 31, 2023 and 2022 are summarized in Note 5, “Business Segments”.

The opening and closing balances of the Company’s receivables and current and long-term contract liabilities are as follows:

	December 31, 2023	December 31, 2022	Change
(Dollars in thousands)
Customer receivables	$41,879	$63,565	$(21,686)
Contract liabilities—current	2,982	6,251	(3,269)
Contract liabilities—noncurrent	8,530	8,355	175

The changes in the contract liability balances primarily result from timing differences between our performance and customer payment while the decrease in customer receivables is primarily due to the year-over-year decrease in aluminum prices and shipping volumes. During the years ended December 31, 2023 and 2022, the Company recognized tooling reimbursement revenue of $8.6 million and $10.5 million, respectively, which had been deferred in prior periods and was previously included in contract liability (deferred revenue), as well as revenue on tooling invoiced, deferred and recognized in the current year. During the years ended December 31, 2023 and 2022, the Company recognized revenue of $4.7 million and $1.5 million, respectively, from obligations satisfied in prior periods as a result of adjustments to pricing estimates for production efficiencies and other revenue adjustments.

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

Derivative Financial Instruments

Our derivatives are over-the-counter customized derivative instruments and are not exchange traded. We estimate the fair value of these instruments using the income valuation approach. Under this approach, we project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, commodity prices and the contractual terms of the derivative instruments. The discount rate used is the relevant benchmark rate (e.g., the secured overnight financing rate, “SOFR”) plus an adjustment for counterparty risk.

The following tables categorize items measured at fair value at December 31, 2023 and 2022:

		Fair Value Measurement at Reporting Date Using
December 31, 2023		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$78,769	$—	$78,769	$—
Total	$78,769	$—	$78,769	$—
Liabilities			.
Derivative contracts	$4,836	$—	$4,836	$—
Total	$4,836	$—	$4,836	$—

		Fair Value Measurement at Reporting Date Using
December 31, 2022		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$34,960	$—	$34,960	$—
Total	$34,960	$—	$34,960	$—
Liabilities			.
Derivative contracts	$11,780	$—	$11,780	$—
Total	$11,780	$—	$11,780	$—

Debt Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these securities (Level 2). The estimated fair value, as well as the carrying value, of the Company’s debt instruments are shown below:

Year Ended December 31,	2023	2022
(Dollars in thousands)
Estimated aggregate fair value	$627,008	$615,394
Aggregate carrying value (1)	637,509	647,443

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

The following tables display the fair value of derivatives by balance sheet line item at December 31, 2023 and December 31, 2022:

	December 31, 2023
	Derivative Financial Instruments (Current Asset)	Derivative Financial Instruments (Noncurrent Asset)	Accrued Liabilities	Other Noncurrent Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$33,075	$39,902	$440	$596
Foreign exchange forward contracts not designated as hedging instruments	1,512	—	677	—
Aluminum forward contracts designated as hedging instruments	366	—	36	—
Natural gas forward contracts designated as hedging instruments	183	115	2,358	729
Interest rate swap contracts designated as hedging instruments	3,162	454	—	—
Total derivative financial instruments	$38,298	$40,471	$3,511	$1,325

	December 31, 2022
	Derivative Financial Instruments (Current Asset)	Derivative Financial Instruments (Noncurrent Asset)	Accrued Liabilities	Other Noncurrent Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$11,210	$15,890	$2,873	$5,212
Foreign exchange forward contracts not designated as hedging instruments	603	—	192	—
Aluminum forward contracts designated as hedging instruments	—	—	1,213	—
Natural gas forward contracts designated as hedging instruments	498	655	1,520	770
Interest rate swap contracts designated as hedging instruments	4,112	1,992	—	—
Total derivative financial instruments	$16,423	$18,537	$5,798	$5,982

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	December 31, 2023		December 31, 2022
	Notional U.S. Dollar Amount	Fair Value	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$432,529	$71,941	$462,783	$19,015
Foreign exchange forward contracts not designated as hedging instruments	34,764	835	39,726	411
Aluminum forward contracts designated as hedging instruments	15,751	330	9,495	(1,213)
Natural gas forward contracts designated as hedging instruments	11,262	(2,789)	13,500	(1,137)
Interest rate swap contracts designated as hedging instruments	200,000	3,616	250,000	6,104
Total derivative financial instruments	$694,306	$73,933	$775,504	$23,180

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

The following tables summarize the gain or loss recognized in accumulated other comprehensive income or loss (“AOCI”), the amounts reclassified from AOCI into earnings, and the amounts recognized directly into earnings for the years ended December 31, 2023 and 2022:

Year Ended December 31, 2023	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative contracts	$40,015	$27,849	$5,158

Year Ended December 31, 2022	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative contracts	$28,895	$14,962	$2,074

In 2023, hedge accounting gains of $27.8 million were reclassified from AOCI into earnings, including $23.0 million recognized as a credit to cost of sales and $4.8 million recognized as a credit to interest expense, net. In 2022, net hedge accounting gains of $15.0 million were reclassified from AOCI into earnings, including $16.8 million recognized as a credit to cost of sales and $(1.8) million recognized as a charge to interest expense, net. Gains or losses on nondesignated hedges are recognized as a credit or charge to other expense, net.

NOTE 5 - BUSINESS SEGMENTS

Our North American and European operations represent separate operating segments in view of the different markets, customers and products between these regions. Within each of these regions, markets, customers, products, and production processes are similar. Moreover, our business within each region leverages common systems, processes, and infrastructure. Accordingly, North America and Europe comprise the Company’s reportable segments.

(Dollars in thousands)	Net Sales		Income (Loss) from Operations
Year Ended December 31,	2023	2022	2023	2022
North America	$794,386	$943,713	$51,791	$71,772
Europe	590,897	696,189	(103,239)	26,268
	$1,385,283	$1,639,902	$(51,448)	$98,040

(Dollars in thousands)	Depreciation and Amortization		Capital Expenditures
Year Ended December 31,	2023	2022	2023	2022
North America	$38,714	$36,301	$23,653	$39,265
Europe	54,277	54,871	17,507	17,892
	$92,991	$91,172	$41,160	$57,157

(Dollars in thousands)	Property, Plant and Equipment, net		Intangible Assets
Year Ended December 31,	2023	2022	2023	2022
North America	$220,951	$220,321	$—	$—
Europe	177,648	253,639	33,242	51,497
	$398,599	$473,960	$33,242	$51,497

(Dollars in thousands)	Total Assets
Year Ended December 31,	2023	2022
North America	$625,612	$582,339
Europe	404,959	551,400
	$1,030,571	$1,133,739

Geographic information

See table below for our net sales and property, plant and equipment by location:

(Dollars in thousands)	Net Sales		Property, Plant and Equipment, net
Year Ended December 31,	2023	2022	2023	2022
Net sales:
U.S.	$4,208	$5,574	$1,228	$1,476
Mexico	790,178	938,139	219,723	218,845
Germany	148,714	203,979	1,933	76,158
Poland	442,183	492,210	175,715	177,481
Consolidated net sales	$1,385,283	$1,639,902	$398,599	$473,960

NOTE 6 - ACCOUNTS RECEIVABLE

Year Ended December 31,	2023	2022
(Dollars in thousands)
Trade receivables	$41,953	$64,225
Other receivables	15,158	9,161
	57,111	73,386
Allowance for doubtful accounts	(718)	(661)
Accounts receivable, net	$56,393	$72,725

The accounts receivable from GM, Ford, VW Group and Toyota represented approximately 9 percent, 12 percent, 17 percent and 17 percent of the total accounts receivable, respectively, at December 31, 2023 and 7 percent, 7 percent, 11 percent and 16 percent of the total accounts receivable, respectively, at December 31, 2022.

The related percentage of our total sales to each of these four customers is shown below:

	2023 Percent of Sales	2022 Percent of Sales
GM	21%	26%
Ford	15%	16%
VW Group	15%	14%
Toyota	11%	9%

NOTE 7 - INVENTORIES

	2023	2022
(Dollars in thousands)
Raw materials	$44,539	$62,639
Work in process	25,289	37,993
Finished goods	74,781	78,056
Inventories, net	$144,609	$178,688

Service wheel and supplies inventory included in other noncurrent assets in the consolidated balance sheets totaled $11.7 million and $11.3 million at December 31, 2023 and 2022, respectively.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

	December 31, 2023	December 31, 2022
(Dollars in thousands)
Land and buildings	$145,912	$144,870
Machinery and equipment	934,223	887,222
Leasehold improvements and others	2,943	4,993
Construction in progress	30,252	80,263
	1,113,330	1,117,348
Accumulated depreciation	(714,731)	(643,388)
Property, plant and equipment, net	$398,599	$473,960

Depreciation expense was $73.5 million and $70.2 million for the years ended December 31, 2023 and 2022, respectively.

NOTE 9 - INTANGIBLE ASSETS

The Company’s finite-lived intangible assets as of December 31, 2023 and December 31, 2022 are summarized in the following table.

Year Ended of December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Customer relationships	$167,000	$(134,097)	$339	$33,242	1-5

Year Ended December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Customer relationships	$167,000	$(114,595)	$(908)	$51,497	1-6

Amortization expense for these intangible assets was $19.5 million and $20.7 million for the years ended December 31, 2023 and 2022, respectively. The anticipated annual amortization expense for these intangible assets is $19.8 million for 2024, $9.8 million for 2025, $2.5 million for 2026 and $1.1 million for 2027.

NOTE 10 - DEBT

A summary of long-term debt and the related weighted average interest rates is shown below:

	December 31, 2023
Debt Instrument	Total Debt	Debt Discount and Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
(Dollars in thousands)
Term Loan Facility	$396,000	$(20,080)	$375,920	13.4%
6.00% Senior Notes	239,601	(1,475)	238,126	6.0%
European CapEx loans	784	—	784	2.2%
Finance leases	1,124	—	1,124	2.4%
	$637,509	$(21,555)	615,954
Less: Current portion			(5,322)
Long-term debt			$610,632

	December 31, 2022
Debt Instrument	Total Debt	Debt Discount and Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
(Dollars in thousands)
Term Loan Facility	$400,000	$(22,967)	$377,033	12.3%
6.00% Senior Notes	232,352	(2,458)	229,894	6.0%
European CapEx loans	12,365	—	12,365	2.3%
Finance leases	2,726	—	2,726	2.7%
	$647,443	$(25,425)	622,018
Less: Current portion			(5,873)
Long-term debt			$616,145

(1)
Unamortized portion

Senior Notes

On June 15, 2017, the Company issued €250 million aggregate principal amount of 6.00% Senior Notes due June 15, 2025 (the “Notes”). Interest on the Notes is payable semiannually, on June 15 and December 15. The Company may redeem the Notes, in whole or in part, at a redemption price of 100 percent, plus any accrued and unpaid interest to, but not including, the applicable redemption date. If we experience a change of control or sell certain assets, the Company may be required to offer to purchase the Notes from the holders. The Notes are senior unsecured obligations ranking equally in right of payment with all of its existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness. The Notes are effectively subordinated in right of payment to the existing and future secured indebtedness of the Company, including the Senior Secured Credit Facilities (as defined below), to the extent of the assets securing such indebtedness.

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

The indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal, premium, if any, and interest, when due; (ii) failure for 60 days to comply with any obligations, covenants or agreements in the indenture after receipt of written notice from the Bank of New York Mellon, London Branch (“the Trustee”) or holders of at least 30 percent in principal amount of the then outstanding Notes of such failure (other than defaults referred to in the foregoing clause (i)); (iii) default under any mortgage, indenture or instrument for money borrowed by the Company or certain of its subsidiaries; (iv) a failure to pay certain judgments; and (v) certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Trustee or holders of at least 30 percent in principal amount of the then outstanding Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable. These events of default are subject to several important qualifications, limitations and exceptions that are described in the indenture. As of December 31, 2023, the Company was in compliance with all covenants under the indenture governing the Notes.

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

The Revolving Credit Facility and the Term Loan Facility are scheduled to mature on December 15, 2027 and December 15, 2028, respectively. However, in the event the Company has not repaid, refinanced or otherwise extended the maturity date of the Notes beyond the maturity date of the Term Loan Facility by the date 91 days prior to June 15, 2025, the Term Loan Facility and Revolving Credit Facility would mature 91 days prior to June 15, 2025. Similarly, in the event the Company has not redeemed, refinanced or otherwise extended the redemption date of the redeemable preferred stock beyond the maturity date of the Term Loan Facility by the date 91 days prior to September 14, 2025, the Term Loan Facility and Revolving Credit Facility would mature 91 days prior to September 14, 2025. The Term Loan Facility requires quarterly principal payments of $1.0 million. Additional principal payments may be due with respect to asset sales, debt issuances and as a percentage of cash flow in excess of a specified threshold.

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

The Company may at any time request one or more increases in the amount of (i) commitments under the Term Loan Facility, up to an unlimited additional amount if, on a pro forma basis after the incurrence of such amount, the First Lien Net Leverage Ratio (as defined in the Term Loan Credit Agreement) does not exceed 2.00 to 1.00 and (ii) commitments under the Revolving Credit Facility, up to an aggregate maximum additional amount of $50.0 million, in each case, subject to certain conditions (including the agreement of a lender to provide such commitment increase). Amounts borrowed under the Term Loan Facility may be voluntarily prepaid subject to a prepayment premium of 2.00 percent and 1.00 percent of the loan principal during second and third years, respectively. After the third anniversary of the closing date, there is no prepayment premium.

Borrowings under the Term Loan Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) the secured overnight financing rate (“SOFR”), with a floor of 1.50 percent per annum, or (ii) a base rate (“Term Base Rate”), with a floor of 1.50 percent per annum, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the New York Federal Reserve Bank (the “NYFRB”) rate plus 0.50 percent and (3) SOFR for an interest period of one month plus 1.00 percent, in each case, plus the applicable rate. The applicable rate is determined by reference to the Company’s Secured Net Leverage Ratio (as defined in the Term Loan Credit Agreement) and ranges between 7.50 percent and 8.00 percent for SOFR loans (8.00 percent for the current fiscal quarter), and between 6.50 percent and 7.00 percent for Term Base Rate loans (7.00 percent for the current fiscal quarter). In the event of a payment default under the Term Loan Credit Agreement, past due amounts shall be subject to an additional default interest rate of 2.00 percent.

Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) SOFR plus 0.10 percent (or, with respect to any borrowings denominated in euros, the adjusted Euro Interbank Offered Rate, “EURIBOR”), with a floor of 0.00 percent per annum or (ii) a base rate (“Revolving Loan Base Rate”), with a floor of 1.00 percent per annum, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the NYFRB rate plus 0.50 percent and (3) SOFR for an interest period of one month plus 1.00 percent, in each case, plus the applicable rate. The applicable rate is determined by reference to the Company’s Secured Net Leverage Ratio (as defined in the Revolving Credit Agreement) and ranges between 3.50 percent and 4.50 percent for SOFR (3.50 percent for the current fiscal quarter), and EURIBOR loans and between 2.50 percent and 3.50 percent for Revolving Base Rate loans (2.50 percent for the current fiscal quarter). The commitment fee for the unused commitment under the Revolving Credit Facility varies between 0.50 percent and 0.625 percent depending on the Company’s Secured Net Leverage Ratio (0.50 percent for the current fiscal quarter). Commitment fees are included in interest expense. In the event of a payment default under the Revolving Credit Agreement, past due amounts shall be subject to an additional default interest rate of 2.00 percent.

Guarantees and Collateral Security

Our obligations under the Credit Agreements are unconditionally guaranteed by the Notes Subsidiary Guarantors and certain other domestic and foreign subsidiaries of the Company (collectively, the “SSCF Subsidiary Guarantors”), with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in adverse tax consequences. The guarantees of such obligations are secured, subject to permitted liens and other exceptions, by substantially all of our assets and the SSCF Subsidiary Guarantors’ assets, including but not limited to: (i) a perfected pledge of all of the capital stock issued by each of the SSCF Subsidiary Guarantors’ (subject to certain exceptions) and (ii) perfected security interests in and mortgages on substantially all tangible and intangible personal property and material fee-owned real property of the Company and the SSCF Subsidiary Guarantors (subject to certain exceptions and exclusions). The Company’s obligations under the Revolving Credit Facility are secured by liens on a super-priority basis ranking ahead of the liens securing the Term Loan Facility.

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

In addition, the Credit Agreements contain customary representations and warranties and other covenants. As of December 31, 2023, the Company was in compliance with all covenants under the Credit Agreements.

Available Unused Commitments under the Revolving Credit Facility

As of December 31, 2023, the Company had no outstanding borrowings under the Revolving Credit Facility, had outstanding letters of credit of $4.9 million and had available unused commitments under the Revolving Credit Facility of $55.1 million. At December 31, 2023, unrestricted cash and cash equivalents substantially exceeded the Liquidity requirement and, accordingly, the full commitment was available, less outstanding letters of credit.

European Debt

In connection with the acquisition of UNIWHEELS AG in 2017, the Company assumed $70.7 million of outstanding debt. As of December 31, 2023, $0.8 million of the assumed debt remained outstanding. The debt matures March 31, 2024, and is collateralized by the financed equipment and guaranteed by Superior and bears interest at a rate of 2.2 percent. Covenants under the loan agreement include a default provision for nonpayment, as well as a material adverse change default provision pursuant to which the lender could accelerate the loan maturity. As of December 31, 2023, the Company was in compliance with all covenants under the loan agreement.

Debt maturities due in the next five years and thereafter are as follows:

Debt Maturities	Amount
(Dollars in thousands)
2024	$5,322
2025	244,117
2026	4,073
2027	4,016
2028	379,981
Total debt liabilities	$637,509

NOTE 11 - SUPPLIER FINANCE PROGRAM

The Company receives extended payment terms for a portion of our purchases (90 days rather than 60 days) with one of our principal aluminum suppliers in exchange for a nominal adjustment to the product pricing. The payment terms provided to us are consistent with aluminum industry norms, as well as those offered to the supplier’s other customers. The supplier factors receivables due from us with a financial institution. We are not a party to the supplier’s factoring agreement with the financial institution. We remit payments directly to our supplier, except with respect to products purchased under extended terms which have been factored by the supplier. These payments are remitted directly to the financial institution in accordance with the payment terms originally negotiated with our supplier. These payments are included in cash flows from operations within the consolidated statements of cash flows. The following table summarizes activity in the amounts owed to the financial institution for the years ended December 31, 2023 and December 31, 2022:

Year Ended December 31	2023	2022
(Dollars in thousands)
Outstanding at the beginning of the period	14,371	17,638
Added during the period	117,595	138,284
Settled during the period	(113,966)	(141,551)
Outstanding at the end of the period	18,000	14,371

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

We may mandate conversion of the redeemable preferred stock if the price of the common stock exceeds $84.49. The holder may redeem the shares upon the occurrence of any of the following events (referred to as a “redemption event”): a change in control, recapitalization, merger, sale of substantially all of the Company’s assets, liquidation or delisting of the Company’s common stock. In addition, the holder may unconditionally redeem the shares at any time on or after September 14, 2025. We may, at our option, redeem in whole at any time all of the shares of redeemable preferred stock outstanding. At redemption by either party, the redemption value will be the greater of two times the initial face value ($150.0 million) and any accrued unpaid dividends or dividends paid-in-kind, currently $300.0 million, or the product of the number of common shares into which the redeemable preferred stock could be converted (5.3 million shares currently) and the then current market price of the common stock. Any redemption payment would be limited to cash legally available to pay such redemption.

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

The difference between the redemption value of the redeemable preferred stock and the carrying value (the “premium”) is being accreted over the period from the date of issuance through September 14, 2025 using the effective interest method. The accretion is treated as a deemed dividend, recorded as a charge to retained earnings and deducted in computing earnings per share (analogous to the treatment for stated and participating dividends paid on the redeemable preferred shares). The cumulative premium accretion as of December 31, 2023 and 2022 was $112.7 million and $87.3 million, respectively, resulting in adjusted redeemable preferred stock balances of $248.2 million and $222.8 million, respectively.

NOTE 13 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss), after deducting preferred dividends and accretion and European noncontrolling redeemable equity dividends, by the weighted average number of common shares outstanding. For purposes of calculating diluted earnings per share, the weighted average shares outstanding includes the dilutive effect of outstanding stock options and time and performance based restricted stock units under the treasury stock method. The redeemable preferred shares discussed in Note 12, “Redeemable Preferred Stock” (convertible into 5,326 thousand shares), have not been included in the diluted earnings per share because the inclusion of such shares on an as converted basis would be anti-dilutive for the years ended December 31, 2023 and 2022.

Year Ended December 31,	2023	2022
(Dollars in thousands, except per share amounts)
Basic Earnings Per Share:
Net (loss) income	$(92,852)	$37,034
Less: Redeemable preferred stock dividends and accretion	(38,969)	(36,453)
Less: European non-controlling redeemable equity dividend	(35)	(53)
Basic numerator	$(131,856)	$528
Basic (loss) earnings per share	$(4.73)	$0.02
Weighted average shares outstanding – Basic	27,882	26,839
Diluted Earnings Per Share:
Net (loss) income	$(92,852)	$37,034
Less: Redeemable preferred stock dividends and accretion	(38,969)	(36,453)
Less: European non-controlling redeemable equity dividend	(35)	(53)
Diluted numerator	$(131,856)	$528
Diluted (loss) earnings per share	$(4.73)	$0.02
Weighted average shares outstanding – Basic	27,882	26,839
Dilutive effect of common share equivalents	—	751
Weighted average shares outstanding – Diluted	27,882	27,590

NOTE 14 - INCOME TAXES

Income/(loss) before income taxes from domestic and international jurisdictions is comprised of the following:

Year Ended December 31,	2023	2022
(Dollars in thousands)
Income (loss) before income taxes:
Domestic	$(65,847)	$(22,538)
Foreign	(50,951)	73,676
	$(116,798)	$51,138

The benefit/(provision) for income taxes is comprised of the following:

Year Ended December 31,	2023	2022
(Dollars in thousands)
Current taxes
Federal	$(548)	$(1,946)
State	(112)	(77)
Foreign	(1,915)	(21,345)
Total current taxes	(2,575)	(23,368)
Deferred taxes
Federal	20,057	275
State	7,028	—
Foreign	(564)	8,989
Total deferred taxes	26,521	9,264
Income tax provision	$23,946	$(14,104)

The following is a reconciliation of the U.S. federal tax rate to our effective income tax rate:

Year Ended December 31,	2023	2022
Statutory rate	21.0%	21.0%
State tax provisions, net of federal income tax benefit	1.1	1.7
Tax credits	6.3	(26.4)
Foreign income taxes at rates other than the statutory rate	16.4	(19.9)
Valuation allowance	5.9	15.6
Changes in tax liabilities, net	(0.2)	4.9
Share based compensation	(1.4)	3.4
Unremitted non-U.S. Earnings	2.4	2.0
US tax on non-US income	(6.7)	19.9
Loss on deconsolidation of subsidiary	(20.1)	—
Non-deductible charges	(1.6)	4.1
Other	(2.6)	1.2
Effective income tax rate	20.5%	27.5%

The 2023 effective tax rate is based on income tax benefit and pre-tax loss. The 2022 effective tax rate is based on income tax provision and pre-tax income.

Tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

Year Ended December 31,	2023	2022
(Dollars in thousands)
Deferred income tax assets:
Accrued liabilities	$7,115	$7,220
Hedging and foreign currency gains (losses)	(1,030)	1,353
Deferred compensation	7,270	6,638
Inventory reserves	1,864	3,895
Net loss carryforwards and credits	46,301	48,774
Interest carryforwards	35,633	23,098
Intangibles, property, plant and equipment and other	10,272	7,865
Competent authority deferred tax assets and other foreign timing differences	5,041	4,915
Other	730	946
Total before valuation allowance	113,196	104,704
Valuation allowance	(60,387)	(67,626)
Net deferred income tax assets	52,809	37,078
Deferred income tax liabilities:
Intangibles, property, plant and equipment and other	—
Unremitted earnings	(2,499)	(5,359)
Deferred income tax liabilities	(2,499)	(5,359)
Net deferred income tax assets	$50,310	$31,719

The classification of our net deferred tax asset is shown below:

Year Ended December 31,	2023	2022
(Dollars in thousands)
Long-term deferred income tax assets	$52,213	$35,187
Long-term deferred income tax liabilities	(1,903)	(3,468)
Net deferred tax asset	$50,310	$31,719

As of December 31, 2023, we have cumulative tax effected Germany NOL carryforwards of $26.8 million that carryforward indefinitely and U.S. state NOL carryforwards of $8.0 million that expire in the years 2024 to 2043. Also, we have $11.7 million of U.S. tax credit carryforwards, $2.9 million that expire in the years 2036 to 2043 and $8.5 million expiring in the years 2028 to 2029.

As of December 31, 2022, substantially all U.S. and German deferred tax assets net of deferred tax liabilities, were subject to valuation allowances. We had previously concluded that if our financial results continued to improve, our assessment of the realization of our net deferred tax assets could result in the release of some or all of the valuation allowances. As of December 31, 2023, sufficient positive evidence became available and $24.8 million of the valuation allowances against our U.S. net deferred tax assets were released. As of December 31, 2023, certain U.S. and substantially all German deferred tax assets net of deferred tax liabilities, remained subject to valuation allowances.

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

In addition, the Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world are enacting legislation. As currently designed, Pillar Two will ultimately apply to our worldwide operations. However, there remains uncertainty as to the final Pillar Two model rules. We will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.

A reconciliation of the beginning and ending amounts of uncertain tax positions is as follows:

Year Ended December 31,	2023	2022
(Dollars in thousands)
Beginning balance	$26,100	$16,362
Increases (decreases) due to foreign currency translations	640	(712)
Increases (decreases) as a result of positions taken during:
Prior periods	3,274	10,580
Current period	776	50
Settlements with taxing authorities	(21)
Expiration of applicable statutes of limitation	(220)	(180)
Ending balance	$30,549	$26,100

Our policy regarding interest and penalties related to uncertain tax positions is to record interest and penalties as an element of income tax expense. At the end of 2023 and 2022, the Company had liabilities of $5.7 million and $6.2 million of potential interest and penalties associated with uncertain tax positions. Included in the unrecognized tax benefits is $13.4 million that, if recognized, would favorably affect our annual effective tax rate. Within the next 12-month period we expect a decrease in unrecognized tax benefits as uncertain tax positions continue to expire.

Income tax returns are filed in multiple jurisdictions and are subject to examination by tax authorities in various jurisdictions where the Company operates. The Company has open tax years from 2015 to 2022, including ongoing tax audits in the U.S. for 2015 to 2018.

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

Lease expense, cash flow, operating and finance lease assets and liabilities, average lease term and average discount rate are as follows:

Year Ended December 31,	2023	2022
(Dollars in thousands)
Lease Expense
Finance lease expense:
Amortization of right-of-use assets	$657	$1,040
Interest on lease liabilities	32	59
Operating lease expense	2,877	2,601
Total lease expense	$3,566	$3,700

Cash Flow Components
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$32	$59
Operating cash outflows from operating leases	2,937	2,738
Financing cash outflows from finance leases	746	1,062
Right-of-use assets obtained in exchange for finance lease liabilities, net of terminations and disposals	680	1,249
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations and disposals	3,955	333

Year Ended December 31,	2023	2022
(Dollars in thousands, except lease term and discount rate)
Balance Sheet Information
Operating leases:
Other noncurrent assets	$10,003	$8,325
Accrued liabilities	$(2,987)	$(2,137)
Other noncurrent liabilities	(7,000)	(6,516)
Total operating lease liabilities	$(9,987)	$(8,653)

Finance leases:
Property, plant and equipment gross	$2,301	$7,899
Accumulated depreciation	(882)	(5,684)
Property, plant and equipment, net	$1,419	$2,215
Current portion of long-term debt	$(538)	$(1,053)
Long-term debt (less current portion)	(586)	(1,673)
Total finance lease liabilities	$(1,124)	$(2,726)

Lease Term and Discount Rates
Weighted-average remaining lease term - finance leases (years)	2.0	3.2
Weighted-average remaining lease term - operating leases (years)	3.3	4.2
Weighted-average discount rate - finance leases	2.4%	2.7%
Weighted-average discount rate - operating leases	5.0%	3.6%

Summarized future minimum payments under our leases are as follows:

Year Ended December 31,	Amount
(Dollars in thousands)
Lease Maturities	Finance Leases	Operating Leases
2024	$538	$3,449
2025	515	3,084
2026	73	2,938
2027	16	1,319
2028	9	-
Total	1,151	10,790
Less: Imputed interest	(27)	(803)
Total lease liabilities, net of interest	$1,124	$9,987

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

The following table summarizes the changes in plan assets and plan benefit obligations.

Year Ended December 31,	2023	2022
(Dollars in thousands)
Change in benefit obligation
Beginning benefit obligation	$23,155	$31,120
Interest cost	1,217	872
Actuarial loss (gain)	739	(7,392)
Benefit payments	(1,450)	(1,445)
Ending benefit obligation	$23,661	$23,155

The actuarial loss in 2023 was due to a decrease in the year-over-year discount rate and the actuarial gain in 2022 was due to an increase in the year-over-year discount rate

Year Ended December 31,	2023	2022
(Dollars in thousands)
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	1,450	1,445
Benefit payments	(1,450)	(1,445)
Fair value of plan assets at end of year	$—	$—
Funded status	$(23,661)	$(23,155)
Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses	$(1,431)	$(1,393)
Other non-current liabilities	(22,230)	(21,762)
Net amount recognized	$(23,661)	$(23,155)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$2,460	$1,721
Prior service cost		-
Net amount recognized, before tax effect	$2,460	$1,721
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.1%	5.4%
Rate of compensation increase	3.0%	3.0%

Components of net periodic pension cost are described in the following table:

Year Ended December 31,	2023	2022
(Dollars in thousands)
Components of net periodic pension cost:
Interest cost	$1,217	$872
Amortization of actuarial loss	—	332
Net periodic pension cost	$1,217	$1,204
Weighted average assumptions used to determine net periodic pension cost:
Discount rate	5.4%	2.9%
Rate of compensation increase	3.0%	3.0%

Benefit payments during the next ten years, which reflect applicable future service, are as follows:

Year Ended December 31,	Amount
(Dollars in thousands)
2024	$1,467
2025	1,683
2026	1,749
2027	1,706
2028	1,748
Years 2029 to 2033	8,994

The following is an estimate of the components of net periodic pension cost in 2024:

Estimated Year Ended December 31,	2024
(Dollars in thousands)
Interest cost	$1,158
Amortization of actuarial loss	5
Estimated 2024 net periodic pension cost	$1,163

Other Retirement Plans

We also contribute to employee retirement savings plans in the U.S. and Mexico that cover substantially all of our employees in those countries. The employer contribution totaled $1.8 million and $1.7 million for the years ended December 31, 2023 and 2022, respectively.

NOTE 17 - ACCRUED EXPENSES

Year Ended December 31,	2023	2022
(Dollars in thousands)
Payroll and related benefits	$31,375	$35,076
Taxes, other than income taxes	14,304	15,330
Current portion of derivative liability	3,511	5,798
Short-term operating lease liability	2,987	2,137
Deferred tooling revenue	2,982	6,251
Dividends and interest	1,809	1,532
Current portion of executive retirement liabilities	1,431	1,393
Professional fees	723	1,046
Other	7,716	5,545
Accrued liabilities	$66,838	$74,108

NOTE 18 - STOCK-BASED COMPENSATION

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “Plan”) was approved by stockholders in May 2018, authorizing us to issue up to 4.35 million shares of common stock, along with nonqualified stock options, stock appreciation rights, restricted stock and performance restricted stock units to our officers, key employees, nonemployee directors and consultants. In May 2021 and 2023, the stockholders approved amendments to the Plan that, among other things, increased the authorized shares by 2.0 million and 3.5 million, respectively. At December 31, 2023, there were 2.0 million shares available for future grants under this Plan. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

Under the terms of the Plan, each year eligible participants are granted time value restricted stock units (“RSUs”), vesting ratably over a three-year period, and performance restricted stock units (“PSUs”), with three-year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the Company’s common stock, with accrued dividends.

The following tables summarize the RSU, PSU and option activity for the year ended December 31, 2023 and 2022:

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price
Balance at January 1, 2023	896,799	$4.16	2,323,101	$6.26	—	$—
Granted	687,781	4.23	1,222,839	4.80	—	—
Settled	(553,093)	3.80	(1,016,574)	5.13	—	—
Forfeited or expired	(29,853)	5.80	(336,607)	10.99	—	—
Balance at December 31, 2023	1,001,634	$4.39	2,192,759	$5.24	—	$—

Awards estimated to vest in the future	1,001,634	$4.39	2,192,759	$5.24	—	$—

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price
Balance at January 1, 2022	966,429	$4.62	2,484,581	$6.67	9,000	$16.76
Granted	515,491	3.93	667,345	5.33	—	—
Settled	(580,551)	4.73	(719,659)	6.68	—	—
Forfeited or expired	(4,570)	3.77	(109,166)	7.24	(9,000)	16.76
Balance at December 31, 2022	896,799	$4.16	2,323,101	$6.26	—	$—

Awards estimated to vest in the future	896,799	$4.16	2,323,101	$6.26	—	$—

Stock-based compensation expense was $7.5 million and $9.7 million for the years ended December 31, 2023 and 2022, respectively. Unrecognized stock-based compensation expense related to nonvested awards of $7.7 million is expected to be recognized over a weighted average period of approximately 1.7 years.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments

When market conditions warrant, we may enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, electricity, natural gas and other raw materials. Prices under our aluminum contracts are based on a market index and regional premiums for processing, transportation and alloy components which are adjusted quarterly for purchases in the ensuing quarter. Certain of our purchase agreements include volume commitments; however, any excess commitments are generally negotiated with suppliers and those which have occurred in the past have been carried over to future periods.

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

In September of 2022, the energy distributor’s parent company filed a suit against the Company asserting that the Company’s energy contracts were no longer valid and asserting that the Company owed additional amounts for its purchases between December 2021 and May 2022 equal to the excess of market prices over prices set forth in the original energy contracts. In June 2023, the Company obtained a judgment dismissing the claim in its entirety. In August 2023, the energy distributor’s parent company filed an appeal. Based on recent developments at an appellate hearing, the Company has concluded that an adverse judgment is now probable of occurring. Accordingly, the Company has recognized a provision of $1.5 million which represents the low end of the estimated range of the potential loss. The remaining potential loss is immaterial.

NOTE 20 - RECEIVABLES FACTORING

The Company sells certain customer trade receivables on a nonrecourse basis under factoring arrangements with designated financial institutions. These transactions are accounted for as sales and cash proceeds are included in cash provided by operating activities. Factoring arrangements incorporate customary representations and warranties, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes. During the years ended December 31, 2023 and 2022, the Company sold trade receivables totaling $734.8 million and $955.1 million, respectively, and incurred factoring fees of $4.2 million and $3.6 million, respectively. As of December 31, 2023 and December 31, 2022, receivables of $92.4 million and $97.2 million, respectively, had been factored and had not yet been paid by customers to the respective financial institutions. The collective limit under our factoring arrangements as of December 31, 2023 was $142.1 million. The collective limit under our factoring arrangements as of December 31, 2022 was $150.0 million.

NOTE 21- RESTRUCTURING

During the first quarter of 2023, the Company initiated a reduction in its global workforce to better align our cost structure with lower automotive industry production levels. As a result, the Company recognized a restructuring charge during the first half of 2023 of $7.8 million of separation costs, $2.8 million of which was charged to selling, general and administrative expenses and $5.0 million which was charged to cost of sales. As of December 31, 2023, the Company had paid $2.8 million in separation costs and had reduced the accrual by $1.8 million related to the deconsolidation of a subsidiary (refer to Note 22 “Loss on Deconsolidation of a Subsidiary”), resulting in a remaining accrual of $3.2 million.

NOTE 22 – LOSS ON DECONSOLIDATION OF SUBSIDIARY

On August 31, 2023 (the “Filing Date”), the Company’s wholly owned subsidiary Superior Industries Production Germany GmbH (“SPG”) filed voluntary petitions for preliminary insolvency proceedings (i.e., equivalent to Chapter 11 under the U.S. Bankruptcy Code) in the Neustadt an der Weinstrasse, Germany Insolvency Court (the “Insolvency Court”) seeking relief under the German Insolvency Code (the “Insolvency Code”). SPG filed motions with the Insolvency Court seeking authorization to continue to operate its business as a “debtor-in-possession” under the jurisdiction of the Insolvency Court and in accordance with the applicable provisions of the Insolvency Code and orders of the Insolvency Court.

Effective as of the Filing Date, the Company no longer controls SPG and, therefore, no longer includes SPG in its consolidated financial statements. Prior to the Filing Date, SPG has been included in the Company’s consolidated financial statements. Upon deconsolidation of SPG, the Company recognized a charge to operations of $79.6 million in the third quarter of 2023, representing the excess of the carrying value over the fair value of its interest in, and receivable from, SPG as of the Filing Date which included a property, plant and equipment impairment charge of $50.0 million. As a result, the Company has reduced the value of its $7.2 million investment in SPG to zero, as the fair value of SPG’s liabilities, including amounts owed to the Company, substantially exceeded the fair value of its assets. The Company likewise reduced the carrying value of its $76.2 million receivable due from SPG to $3.8 million, the amount estimated to be recoverable on its subordinated claim as a creditor of SPG as of September 30, 2023. This receivable is included in other noncurrent assets in the Company’s consolidated balance sheet.

On November 21, 2023, upon the request of the managing directors of SPG, the Insolvency Court ordered the withdrawal from the preliminary self-administrative insolvency proceedings and the continuation in preliminary ordinary proceedings (equivalent to Chapter 7 under the U.S. Bankruptcy Code). On December 1, 2023, the Insolvency Court passed a resolution to terminate the preliminary phase and to open ordinary insolvency proceedings with respect to SPG. These actions had no impact on the Company’s consolidated financial statements due to the aforementioned deconsolidation effective August 31, 2023.

During the fourth quarter the receivable due from SPG increased to $15.3 million primarily due to the purchase of certain of our aluminum suppliers' pre-petition claims against SPG in order to maintain an uninterrupted supply of aluminum, as well as receivables which arose as a result of certain post-petition transactions with SPG. As of December 31, 2023, the Company provided a valuation allowance of $14.8 million based on our assessment of the recoverability of our pre-petition, post-petition and subordinated claims receivable from SPG, resulting in a net receivable of $0.5 million.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023 our disclosure controls and procedures were effective.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based upon criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2023 based on the criteria in the 2013 Internal Control - Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION

None.

ITEM 9C. - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth herein, the information required by this Item is incorporated herein by reference to our 2024 Proxy Statement.

Executive Officers - The names of corporate executive officers as of fiscal year end who are not also Directors are listed at the end of Part I of this Annual Report. Information regarding executive officers who are Directors is contained in our 2024 Proxy Statement under the caption “Proposal No. 1 - Election of Directors.” Such information is incorporated herein by reference. All executive officers are appointed annually by the Board of Directors and serve at the will of the Board of Directors. For a description of the Chief Executive Officer’s employment agreement, see “Executive Compensation and Related Information - Narrative Disclosure Regarding Compensation” in our 2024 Proxy Statement, which is incorporated herein by reference.

Code of Ethics - Included on our website, www.supind.com, under “Investor Relations,” is our Code of Conduct, which, among others, applies to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. Copies of our Code of Conduct are available, without charge, from Superior Industries International, Inc., Investor Relations, 26600 Telegraph Road, Suite 400, Southfield, Michigan 48033.

ITEM 11. - EXECUTIVE COMPENSATION

Information relating to Executive Compensation is set forth under the captions “Director Compensation” and “Executive Compensation and Related Information - Narrative Disclosure Regarding Compensation” in our 2024 Proxy Statement, which is incorporated herein by reference.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information related to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is set forth under the caption “Voting Securities and Principal Ownership” in our 2024 Proxy Statement. Also see Note 18, “Stock-Based Compensation” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information related to Certain Relationships and Related Transactions is set forth under the caption “Certain Relationships and Related Transactions” in our 2024 Proxy Statement.

ITEM 14. - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information related to Principal Accountant Fees and Services is set forth under the caption “Proposal No. 3 - Ratification of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services” in our 2024 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

1.
Financial Statements: See the “Index to the Consolidated Financial Statements and Financial Statement Schedule” in Item 8 of this Annual Report.
2.
Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2023 and 2022

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

3.1	Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 21, 2015).

3.2	Amended and Restated By-Laws of the Registrant effective as of December 13, 2023 (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed December 15, 2023).

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

10.19

Credit Agreement, dated December 15, 2022, among Superior Industries International, Inc., Oaktree Fund Administration, LLC, in its capacity as administrative agent, JPMorgan Chase Bank, N.A., in its capacity as collateral agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 19, 2022).***

10.20

Revolving Credit Agreement, dated December 15, 2022, among Superior Industries International, Inc., JPMorgan Chase Bank, N.A., in its capacity as administrative agent, collateral agent and issuing bank, and the other lenders and issuing banks party thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 19, 2022).***

10.21

Executive Employment Agreement, dated March 28, 2019, between Superior Industries International, Inc. and Majdi B. Abulaban, including forms of award agreements to be granted under the Inducement Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 1, 2019).*

10.22

Amendment Agreement, dated April 6, 2020, to Executive Employment Agreement, dated March 28, 2019, between Superior Industries International, Inc. and Majdi B. Abulaban, including forms of award agreements to be granted under the Inducement Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.23

Retention Letter Agreement, dated August 25, 2020, between Superior Industries International, Inc. and Majdi B. Abulaban (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 27, 2020).*, ****

10.24

Offer Letter of Employment, dated July 28, 2017 between Superior Industries International, Inc. and Joanne Finnorn (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).*

10.25

Retention Award Letter, dated August 8, 2019, between Joanne Finnorn and Superior Industries International, Inc. (Incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019).*

10.26

Offer Letter of Employment, dated September 17, 2019, between Superior Industries International, Inc. and Kevin Burke (Incorporated by reference to Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019).*

10.27

Retention Letter Agreement, dated August 25, 2020, between Superior Industries International, Inc. and Kevin Burke (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed August 27, 2020).*

10.28

Management Board Member Service Contract, dated September 26, 2019, between Superior Industries Europe AG and Andreas Meyer (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).*

10.29

Amendment Agreement, dated October 30, 2019, to the Management Board Member Service Contract, dated September 26, 2019, between Superior Industries Europe AG and Andreas Meyer (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).*

10.30

Retention Letter Agreement, dated September 10, 2020, between Superior Industries International, Inc. and Andreas Meyer (Incorporated by reference to Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).*

10.31

Retention Award Letter, dated December 13, 2019, between Parveen Kakar and Superior Industries International, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed December 16, 2019).*

10.32

Offer Letter of Employment, dated August 17, 2020 between Superior Industries International, Inc. and Timothy Trenary (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 27, 2020).*

10.33

Offer Letter of Employment, dated December 15, 2020 between Superior Industries International, Inc. and Michael Dorah (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 18, 2020).*

10.34

Amendment to the Superior Industries, Int. Executive Employment Agreement dated October 12, 2021 by and between Superior Industries, Int. and Majdi B. Abulaban (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed October 15, 2021).*

10.35	Superior Industries International, Inc. Executive Severance Plan.*, **

10.36

Cooperation Agreement, dated as of January 11, 2024, between Mill Road Capital III, L.P. and Superior Industries International, Inc. (Incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed January 11, 2024).

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

97	Superior Industries International, Inc. Compensation Clawback Policy Effective December 1, 2023.**

101.INS	Inline XBRL Instance Document.*****

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.*****

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*****

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

(Dollars in thousands)

		Additions
	Balance at Beginning of Year	Charge to Costs and Expenses	Other	Deductions From Reserves	Balance at End of Year
2023
Allowance for doubtful accounts receivable	$661	$70	$—	$(13)	$718
Allowance on long term receivable	$-	$14,779	$—	$—	$14,779
Valuation allowances for deferred tax assets	$67,626	$(6,880)	$(359)	$—	$60,387

2022
Allowance for doubtful accounts receivable	$826	$(122)	$—	$(43)	$661
Valuation allowances for deferred tax assets	$69,388	$7,779	$(9,541)	$—	$67,626

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

ITEM 16.- FORM 10-K SUMMARY

None.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

By	/s/ Majdi B. Abulaban	March 7, 2024
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

/s/ Majdi B. Abulaban	President and Chief Executive Officer	March 7, 2024
Majdi B. Abulaban	(Principal Executive Officer)

/s/ C. Timothy Trenary	Executive Vice President and Chief Financial	March 7, 2024
C. Timothy Trenary	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Raynard D. Benvenuti	Director	March 7, 2024
Raynard D. Benvenuti

/s/ Michael R. Bruynesteyn	Director	March 7, 2024
Michael R. Bruynesteyn

/s/ Richard J. Giromini	Director	March 7, 2024
Richard J. Giromini

/s/ Paul J. Humphries	Director	March 7, 2024
Paul J. Humphries

/s/ Ransom A. Langford	Director	March 7, 2024
Ransom A. Langford

/s/ Timothy C. McQuay	Director	March 7, 2024
Timothy C. McQuay

/s/ Ellen B. Richstone	Director	March 7, 2024
Ellen B. Richstone

/s/ Deven Petito	Director	March 7, 2024
Deven Petito