Form 10-Q
period 2024-03-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2024-05-02
CIK 95552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Number of shares of common stock outstanding as of April 26, 2024: 28,600,152

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
NET SALES	$316,276	$380,966
Cost of sales	295,130	346,388
GROSS PROFIT	21,146	34,578
Selling, general and administrative expenses	20,832	19,442
INCOME FROM OPERATIONS	314	15,136
Interest expense, net	(15,878)	(15,698)
Other expense, net	(537)	(187)
LOSS BEFORE INCOME TAXES	(16,101)	(749)
Income tax provision	(16,648)	(3,298)
NET LOSS	$(32,749)	$(4,047)
LOSS PER SHARE – BASIC	$(1.52)	$(0.49)
LOSS PER SHARE – DILUTED	$(1.52)	$(0.49)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Net loss	$(32,749)	$(4,047)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain	2,499	14,631
Change in unrecognized gains on derivative instruments:
Change in fair value of derivatives	3,466	19,453
Tax provision	(772)	(1,333)
Change in unrecognized gains on derivative instruments, net of tax	2,694	18,120
Defined benefit pension plan:
Amortization of actuarial losses on pension obligation	—	—
Tax benefit	178	—
Pension changes, net of tax	178	—
Other comprehensive income, net of tax	5,371	32,751
Comprehensive (loss) income	$(27,378)	$28,704

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$191,071	$201,606
Accounts receivable, net	66,170	56,393
Inventories, net	149,030	144,609
Income taxes receivable	2,175	1,559
Derivative financial instruments	40,598	38,298
Other current assets	24,455	17,464
Total current assets	473,499	459,929
Property, plant and equipment, net	386,277	398,599
Deferred income tax assets, net	35,106	52,213
Intangibles, net	27,637	33,242
Derivative financial instruments	39,670	40,471
Other noncurrent assets	43,323	46,117
Total assets	$1,005,512	$1,030,571
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$139,856	$124,907
Short-term debt	4,571	5,322
Accrued expenses	65,818	66,838
Income taxes payable	1,920	1,844
Total current liabilities	212,165	198,911
Long-term debt (less current portion)	605,046	610,632
Noncurrent income tax liabilities	5,795	8,129
Deferred income tax liabilities, net	1,403	1,903
Other noncurrent liabilities	48,296	47,821
Commitments and contingent liabilities (Note 17)	—	—
Mezzanine equity:
Preferred stock, $0.01 par value
Authorized – 1,000,000 shares
Issued and outstanding – 150,000 shares outstanding at March 31, 2024 and December 31, 2023	255,032	248,222
European noncontrolling redeemable equity	682	893
Shareholders’ deficit:
Common stock, $0.01 par value
Authorized – 100,000,000 shares
Issued and outstanding – 28,600,152 and 28,091,440 shares at March 31, 2024 and December 31, 2023	115,924	115,340
Accumulated other comprehensive loss	(16,920)	(22,291)
Retained earnings	(221,911)	(178,989)
Total shareholders’ deficit	(122,907)	(85,940)
Total liabilities, mezzanine equity and shareholders’ deficit	$1,005,512	$1,030,571

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,749)	$(4,047)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,946	22,841
Income tax, noncash changes	16,257	2,292
Stock-based compensation	1,720	801
Amortization of debt issuance costs	1,170	1,186
Other noncash items	2,782	2,377
Changes in operating assets and liabilities:
Accounts receivable	(12,446)	(13,346)
Inventories	(5,612)	(7,169)
Other assets and liabilities	(3,107)	4,060
Accounts payable	16,305	32,181
Income taxes	(2,796)	(2,438)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,470	38,738
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(6,618)	(15,589)
NET CASH USED IN INVESTING ACTIVITIES	(6,618)	(15,589)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(1,707)	(2,228)
Cash dividends paid	(3,338)	(3,330)
Financing costs paid and other	(217)	(23)
Payments related to tax withholdings for stock-based compensation	(1,136)	(3,303)
Finance lease payments	(150)	(288)
NET CASH USED IN FINANCING ACTIVITIES	(6,548)	(9,172)
Effect of exchange rate changes on cash	(839)	1,639
Net changes in cash and cash equivalents	(10,535)	15,616
Cash and cash equivalents at the beginning of the period	201,606	213,022
Cash and cash equivalents at the end of the period	$191,071	$228,638

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT JANUARY 1, 2024	28,091,440	$115,340	$59,859	$852	$(83,002)	$(178,989)	$(85,940)
Net loss	—	—	—	—	—	(32,749)	(32,749)
Change in unrecognized gains on derivative instruments, net of tax	—	—	2,694	—	—	—	2,694
Change in defined benefit plans, net of taxes	—	—	—	178	—	—	178
Net foreign currency translation adjustment	—	—	—	—	2,499	—	2,499
Common stock issued, net of shares withheld for employee taxes	508,712	—	—	—	—	—	—
Stock-based compensation	—	584	—	—	—	—	584
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(10,166)	(10,166)
European noncontrolling redeemable equity dividend	—	—	—	—	—	(7)	(7)
BALANCE AT MARCH 31, 2024	28,600,152	$115,924	$62,553	$1,030	$(80,503)	$(221,911)	$(122,907)

	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT JANUARY 1, 2023	27,016,125	$111,105	$19,844	$1,591	$(110,704)	$(47,133)	$(25,297)
Net loss	—	—	—	—	—	(4,047)	(4,047)
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	18,120	—	—	—	18,120
Change in defined benefit plans, net of taxes	—	—	—	—	—	—	—
Net foreign currency translation adjustment	—	—	—	—	14,631	—	14,631
Common stock issued, net of shares withheld for employee taxes	892,544	—	—	—	—	—	—
Stock-based compensation	—	(2,502)	—	—	—	—	(2,502)
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(9,440)	(9,440)
European noncontrolling redeemable equity dividend	—	—	—	—	—	(10)	(10)
BALANCE AT MARCH 31, 2023	27,908,669	$108,603	$37,964	$1,591	$(96,073)	$(60,630)	$(8,545)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

The principal business of Superior Industries International, Inc. (referred herein as the “Company,” “Superior,” or “we” and “our”) is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe and to the aftermarket in Europe. We employ approximately 6,800 full-time employees, operating in seven manufacturing facilities in North America and Europe. We are one of the largest aluminum wheel suppliers to global OEMs and one of the leading European aluminum wheel aftermarket manufacturers and suppliers. Our OEM aluminum wheels accounted for approximately 92 percent of our sales in the first three months of 2024 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Ford, GM, Honda, Jaguar-Land Rover, Lucid Motors, Mazda, Mitsubishi, Nissan, Peugeot, Renault, Stellantis, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, Skoda and Porsche) and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs. We have determined that our North American and European operations should be treated as separate reportable segments as further described in Note 5, “Business Segments.”

Presentation of Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements, in our opinion, include all adjustments, of a normal and recurring nature, which are necessary for fair presentation of the financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto filed with the SEC in our 2023 Annual Report on Form 10-K.

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

Cash Paid for Interest and Taxes and Noncash Investing Activities

Cash paid for interest was $12.2 million and $11.9 million for the three months ended March 31, 2024 and March 31, 2023, respectively. Net cash paid for income taxes was $3.2 million and $3.5 million for the three months ended March 31, 2024 and March 31, 2023, respectively. As of March 31, 2024 and March 31, 2023, $3.4 million and $2.9 million, respectively, of equipment had been purchased but not yet paid and was included in accounts payable in our condensed consolidated balance sheets.

Accounting Standards Issued But Not Yet Adopted

Accounting Standards Update (ASU) 2023-07, “Segment Reporting.” In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

Accounting Standards Update (ASU) 2023-09, “Income Taxes (Topic 740).” In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting this guidance.

NOTE 2 – REVENUE

The Company disaggregates revenue from contracts with customers into our reportable segments, North America and Europe. Revenues by segment for the three-month periods ended March 31, 2024 and March 31, 2023, respectively, are summarized in Note 5, “Business Segments.”

The opening and closing balances of the Company’s customer receivables and current and long-term contract liabilities balances are as follows:

	March 31, 2024	December 31, 2023	Change
(Dollars in thousands)
Customer receivables	$53,907	$41,879	$12,028
Contract liabilities—current	1,680	2,982	(1,302)
Contract liabilities—noncurrent	10,623	8,530	2,093

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

The following tables categorize items measured at fair value as of March 31, 2024 and December 31, 2023:

		Fair Value Measurement at Reporting Date Using
March 31, 2024		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$80,268	$—	$80,268	$—
Total	$80,268	$—	$80,268	$—
Liabilities			.
Derivative contracts	$3,723	$—	$3,723	$—
Total	$3,723	$—	$3,723	$—

		Fair Value Measurement at Reporting Date Using
December 31, 2023		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$78,769	$—	$78,769	$—
Total	$78,769	$—	$78,769	$—
Liabilities			.
Derivative contracts	$4,836	$—	$4,836	$—
Total	$4,836	$—	$4,836	$—

Debt Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these instruments (Level 2). The estimated fair value, as well as the carrying value, of the Company’s debt instruments are shown below:

	March 31, 2024	December 31, 2023
(Dollars in thousands)
Estimated aggregate fair value	$629,227	$627,008
Aggregate carrying value (1)	630,201	637,509
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

The following tables display the fair value of derivatives by balance sheet line item at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Derivative Financial Instruments (Current Asset)	Derivative Financial Instruments (Noncurrent Asset)	Accrued Liabilities	Other Noncurrent Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$36,021	$38,573	$332	$168
Foreign exchange forward contracts not designated as hedging instruments	713	—	118	—
Aluminum forward contracts designated as hedging instruments	165	—	—	—
Natural gas forward contracts designated as hedging instruments	192	71	2,371	734
Interest rate swap contracts designated as hedging instruments	3,507	1,026	—	—
Total derivative financial instruments	$40,598	$39,670	$2,821	$902

	December 31, 2023
	Derivative Financial Instruments (Current Asset)	Derivative Financial Instruments (Noncurrent Asset)	Accrued Liabilities	Other Noncurrent Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$33,075	$39,902	$440	$596
Foreign exchange forward contracts not designated as hedging instruments	1,512	—	677	—
Aluminum forward contracts designated as hedging instruments	366	—	36	—
Natural gas forward contracts designated as hedging instruments	183	115	2,358	729
Interest rate swap contracts designated as hedging instruments	3,162	454	—	—
Total derivative financial instruments	$38,298	$40,471	$3,511	$1,325

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	March 31, 2024		December 31, 2023
	Notional U.S. Dollar Amount	Fair Value	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$382,274	$74,094	$432,529	$71,941
Foreign exchange forward contracts not designated as hedging instruments	35,690	595	34,764	835
Aluminum forward contracts designated as hedging instruments	7,092	165	15,751	330
Natural gas forward contracts designated as hedging instruments	12,741	(2,842)	11,262	(2,789)
Interest rate swap contracts designated as hedging instruments	200,000	4,533	200,000	3,616
Total derivative financial instruments	$637,797	$76,545	$694,306	$73,933

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

The following tables summarize the gain or loss recognized in AOCI, the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the three months ended March 31, 2024 and March 31, 2023:

Three Months Ended March 31, 2024	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative contracts	$2,694	$9,177	$225

Three Months Ended March 31, 2023	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative contracts	$18,120	$3,928	$2,595

Hedge accounting gains reclassified from AOCI into earnings in the first quarter of 2024 included $8.0 million recognized as a credit to cost of sales and $1.2 million recognized as a credit to interest expense, net. Hedge accounting gains and (losses) reclassified from AOCI into earnings in the first quarter of 2023 included $3.0 million recognized as a credit to cost of sales and $0.9 million recognized as a debit to interest expense, net. Loss on nondesignated hedges are recognized as a debit to other expense, net. Gains on nondesignated hedges are recognized as a credit to other expense, net.

NOTE 5 - BUSINESS SEGMENTS

The North American and European businesses represent separate operating segments in view of the different markets, customers and products in each of these regions. Within each of these regions, markets, customers, products, and production processes are similar. Moreover, our business within each region generally leverages common systems, processes and infrastructure. Accordingly, North America and Europe comprise the Company’s reportable segments.

(Dollars in thousands)	Net Sales		Income from Operations
Three Months Ended	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
North America	$193,508	$211,618	$8,082	$21,715
Europe	122,768	169,348	(7,768)	(6,579)
	$316,276	$380,966	$314	$15,136

(Dollars in thousands)	Depreciation and Amortization		Capital Expenditures
Three Months Ended	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
North America	$10,343	$9,047	$4,557	$11,443
Europe	11,603	13,794	2,061	4,146
	$21,946	$22,841	$6,618	$15,589

(Dollars in thousands)	Property, Plant and Equipment, net		Intangible Assets
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
North America	$217,327	$220,951	$—	$—
Europe	168,950	177,648	27,637	33,242
	$386,277	$398,599	$27,637	$33,242

(Dollars in thousands)	Total Assets
	March 31, 2024	December 31, 2023
North America	$615,752	$625,612
Europe	389,760	404,959
	$1,005,512	$1,030,571

Geographic information

Net sales and property, plant and equipment by location are as follows:

(Dollars in thousands)	Net Sales
Three Months Ended	March 31, 2024	March 31, 2023
U.S.	$1,401	$983
Mexico	192,107	210,635
Germany	17,350	42,859
Poland	105,418	126,489
Consolidated net sales	$316,276	$380,966

(Dollars in thousands)	Property, Plant and Equipment, net
	March 31, 2024	December 31, 2023
U.S.	$1,142	$1,228
Mexico	216,185	219,723
Germany	1,838	1,933
Poland	167,112	175,715
Property, plant and equipment, net	$386,277	$398,599

NOTE 6 - INVENTORIES

	March 31, 2024	December 31, 2023
(Dollars in thousands)
Raw materials	$49,601	$44,539
Work in process	30,629	25,289
Finished goods	68,800	74,781
Inventories, net	$149,030	$144,609

Service wheel and supplies inventory included in other noncurrent assets in the condensed consolidated balance sheets totaled $11.0 million and $11.7 million at March 31, 2024 and December 31, 2023, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

	March 31, 2024	December 31, 2023
(Dollars in thousands)
Land and buildings	$147,534	$145,912
Machinery and equipment	942,443	934,223
Leasehold improvements and others	3,213	2,943
Construction in progress	25,721	30,252
	1,118,911	1,113,330
Accumulated depreciation	(732,634)	(714,731)
Property, plant and equipment, net	$386,277	$398,599

Depreciation expense for the three months ended March 31, 2024 and 2023 was $17.1 million and $18.0 million, respectively.

NOTE 8 – INTANGIBLE ASSETS

The Company’s finite-lived intangible assets as of March 31, 2024 and December 31, 2023 are summarized in the following table.

As of March 31, 2024	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Customer relationships	$167,000	$(138,981)	$(382)	$27,637	1-4

Year Ended December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Customer relationships	$167,000	$(134,097)	$339	$33,242	1-5

Amortization expense for these intangible assets was $4.9 million and $4.8 million for the three months ended March 31, 2024 and 2023, respectively. The anticipated annual amortization expense for these intangible assets is $19.4 million for 2024, $9.5 million for 2025, $2.5 million for 2026, and $1.0 million for 2027.

NOTE 9 – DEBT

A summary of long-term debt and the related weighted average interest rates is shown below:

	March 31, 2024
Debt Instrument	Total Debt	Debt Discount and Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
(Dollars in thousands)
Term Loan Facility	$395,000	$(19,355)	$375,645	13.3%
6.00% Senior Notes	234,197	(1,229)	232,968	6.0%
European CapEx loans	67	—	67	2.2%
Finance leases	937	—	937	2.4%
	$630,201	$(20,584)	609,617
Less: Current portion			(4,571)
Long-term debt			$605,046

	December 31, 2023
Debt Instrument	Total Debt	Debt Discount and Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
(Dollars in thousands)
Term Loan Facility	$396,000	$(20,080)	$375,920	13.4%
6.00% Senior Notes	239,601	(1,475)	238,126	6.0%
European CapEx loans	784	—	784	2.2%
Finance leases	1,124	—	1,124	2.4%
	$637,509	$(21,555)	615,954
Less: Current portion			(5,322)
Long-term debt			$610,632
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

The indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal, premium, if any, and interest, when due; (ii) failure for 60 days to comply with any obligations, covenants or agreements in the indenture after receipt of written notice from the Bank of New York Mellon, London Branch (the “Trustee”) or holders of at least 30 percent in principal amount of the then outstanding Notes of such failure (other than defaults referred to in the foregoing clause (i)); (iii) default under any mortgage, indenture or instrument for money borrowed by the Company or certain of its subsidiaries; (iv) a failure to pay certain judgments; and (v) certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Trustee or holders of at least 30 percent in principal amount of the then outstanding Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable. These events of default are subject to several important qualifications, limitations and exceptions that are described in the indenture. As of March 31, 2024, the Company was in compliance with all covenants under the indenture governing the Notes.

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

In addition, the Credit Agreements contain customary representations and warranties and other covenants. As of March 31, 2024, the Company was in compliance with all covenants under the Credit Agreements.

Available Unused Commitments under the Revolving Credit Facility

As of March 31, 2024, the Company had no outstanding borrowings under the Revolving Credit Facility, had outstanding letters of credit of $8.4 million and had available unused commitments under the Revolving Credit Facility of $51.6 million.

Debt maturities as of March 31, 2024, which are due in the next five years are as follows:

Debt Maturities	Amount
(Dollars in thousands)
Nine remaining months of 2024	$3,571
2025	238,554
2026	4,074
2027	4,016
2028	379,986
Total debt liabilities	$630,201

NOTE 10 - SUPPLIER FINANCE PROGRAM

The Company receives extended payment terms for a portion of our purchases (90 days rather than 60 days) with one of our principal aluminum suppliers in exchange for a nominal adjustment to the product pricing. The payment terms provided to us are consistent with aluminum industry norms, as well as those offered to the supplier’s other customers. The supplier factors receivables due from us with a financial institution. We are not a party to the supplier’s factoring agreement with the financial institution. We remit payments directly to our supplier, except with respect to product purchased under extended terms which have been factored by the supplier. These payments are remitted directly to the financial institution in accordance with the payment terms originally negotiated with our supplier. These payments are included in cash flows from operations within the condensed consolidated statements of cash flows. The following table summarizes activity in the amounts owed to the financial institution for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
(Dollars in thousands)
Outstanding at the beginning of the period	18,000	14,371
Added during the period	27,995	25,299
Settled during the period	(28,780)	(21,594)
Outstanding at the end of the period	17,215	18,076

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

The difference between the redemption value of the redeemable preferred stock and the carrying value (the “premium”) is being accreted over the period from the date of issuance through September 14, 2025 using the effective interest method. The accretion is treated as a deemed dividend, recorded as a charge to retained earnings and deducted in computing earnings per share (analogous to the treatment for stated and participating dividends paid on the redeemable preferred shares). The cumulative premium accretion as of March 31, 2024 and December 31, 2023 was $119.5 million and $112.7 million, respectively, resulting in adjusted redeemable preferred stock balances of $255.0 million and $248.2 million, respectively.

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

The redeemable preferred shares discussed in Note 11, “Redeemable Preferred Stock” (convertible into 5,326 thousand shares) have not been included in the diluted earnings per share because the inclusion of such shares on an as converted basis would be anti-dilutive for the three months ended March 31, 2024 and 2023. In addition, the redeemable preferred shares are considered participating securities because they participate in any common share dividends. In calculating basic and diluted earnings per share, a company with participating securities must allocate earnings to the participating securities with a corresponding reduction in the earnings attributable to common shares under the two-class method. Losses are only allocated to participating securities when the security holders have a contractual obligation to share in the losses of the Company with common stockholders. Because the redeemable preferred shareholders do not have a contractual obligation to share in the Company's losses with common stockholders, the full amount of the Company’s losses for the three months ended March 31, 2024 and March 31, 2023 were attributed to the common shares.

	Three Months Ended
	March 31, 2024	March 31, 2023
(Dollars in thousands, except per share amounts)
Basic (Loss) Earnings Per Share:
Net loss	$(32,749)	$(4,047)
Less: Redeemable preferred stock dividends and accretion	(10,166)	(9,440)
Less: European non-controlling redeemable equity dividend	(7)	(10)
Basic numerator	$(42,922)	$(13,497)
Basic (loss) earnings per share	$(1.52)	$(0.49)
Weighted average shares outstanding – Basic	28,254	27,299
Diluted (Loss) Earnings Per Share:
Net loss	$(32,749)	$(4,047)
Less: Redeemable preferred stock dividends and accretion	(10,166)	(9,440)
Less: European non-controlling redeemable equity dividend	(7)	(10)
Diluted numerator	$(42,922)	$(13,497)
Diluted (loss) earnings per share	$(1.52)	$(0.49)
Weighted average shares outstanding – Basic	28,254	27,299
Dilutive effect of common share equivalents	—	—
Weighted average shares outstanding – Diluted	28,254	27,299

NOTE 13 - INCOME TAXES

The estimated annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates and applied to year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances, settlements with taxing authorities and effects of changes in tax laws or rates, and changes due to tax restructuring are reported in the interim period in which they occur.

Income taxes for the three months ended March 31, 2024 were a $16.6 million tax provision on a pre-tax loss of $16.1, resulting in an effective income tax rate of (103.4) percent. The effective income tax rate for the three months ended March 31, 2024 differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position, the mix of earnings among tax jurisdictions, and a tax charge impacting deferred tax assets related to tax restructuring of $17.8 million.

The income tax provision for the three months ended March 31, 2023 was $3.3 million on a pre-tax loss of $0.7 million, resulting in an effective income tax rate of (440.3) percent. The effective income tax rate for the three months ended March 31, 2023 differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position and the mix of earnings among tax jurisdictions.

The Company continuously evaluates the realizability of our net deferred tax assets. As of March 31, 2024, certain U.S. and substantially all our German deferred tax assets, net of deferred tax liabilities, were subject to valuation allowances.

The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15.0 percent effective January 1, 2024. While the United States has not yet adopted the Pillar Two rules, various other governments around the world have enacted part of the legislation. As currently designed, Pillar Two ultimately applies to our worldwide operations. Currently, enacted Pillar Two legislation does not have a material impact on our financial statements. We will continue to assess U.S. and global legislative action related to Pillar Two for potential impacts.

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

Lease expense and cash flow for the three months ended March 31, 2024 and March 31, 2023 and operating and finance lease assets and liabilities, average lease term and average discount rate as of March 31, 2024 and December 31, 2023 are as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
(Dollars in thousands)
Lease Expense
Finance lease expense:
Amortization of right-of-use assets	$135	$245
Interest on lease liabilities	6	16
Operating lease expense	827	623
Total lease expense	$968	$884

Cash Flow Components
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$6	$16
Operating cash outflows from operating leases	853	636
Financing cash outflows from finance leases	150	288
Right-of-use assets obtained in exchange for finance lease liabilities, net of terminations and disposals	7	396
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations and disposals	15	—

	March 31, 2024	December 31, 2023
(Dollars in thousands, except lease term and discount rate)
Balance Sheet Information
Operating leases:
Other noncurrent assets	$9,176	$10,003
Accrued liabilities	$(2,920)	$(2,987)
Other noncurrent liabilities	(6,221)	(7,000)
Total operating lease liabilities	$(9,141)	$(9,987)

Finance leases:
Property, plant and equipment gross	$2,308	$2,301
Accumulated depreciation	(1,017)	(882)
Property, plant and equipment, net	$1,291	$1,419
Current portion of long-term debt	$(504)	$(538)
Long-term debt (less current portion)	(433)	(586)
Total finance lease liabilities	$(937)	$(1,124)

Lease Term and Discount Rates
Weighted-average remaining lease term - finance leases (years)	1.9	2.0
Weighted-average remaining lease term - operating leases (years)	3.1	3.3
Weighted-average discount rate - finance leases	2.4%	2.4%
Weighted-average discount rate - operating leases	5.0%	5.0%

Future minimum payments under our leases as of March 31, 2024 are as follows:

	Amount
(Dollars in thousands)
Lease Maturities	Finance Leases	Operating Leases
Nine remaining months of 2024	$504	$2,575
2025	357	3,048
2026	74	2,902
2027	16	1,299
2028	8	-
Total	959	9,824
Less: Imputed interest	(22)	(683)
Total lease liabilities, net of interest	$937	$9,141

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

For the three months ended March 31, 2024 payments to retirees or their beneficiaries totaled approximately $0.4 million. We presently anticipate benefit payments in 2024 to total $1.5 million. The following table summarizes the components of net periodic pension cost for the three months ended March 31, 2024 and March 31, 2023.

	Three Months Ended
	March 31, 2024	March 31, 2023
(Dollars in thousands)
Interest cost	$290	$304
Net amortization	1	—
Net periodic pension cost	$291	$304

NOTE 16 - STOCK-BASED COMPENSATION

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “Plan”) was approved by stockholders in May 2018, authorizing us to issue up to 4.35 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock units and performance restricted stock units to our officers, key employees, nonemployee directors and consultants. In May 2021 and 2023, the stockholders approved amendments to the Plan that, among other things, increased the authorized shares by 2.0 million and 3.5 million, respectively. At March 31, 2024, there were 0.9 million shares available for future grants under this Plan. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

Under the terms of the Plan, each year eligible participants are granted time value restricted stock units (“RSUs”), vesting ratably over a three-year period, and performance restricted stock units (“PSUs”) with three-year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the Company’s common stock, with accrued dividends.

RSU, PSU and option activity for the three months ended March 31, 2024 and March 31, 2023 is summarized in the following table:

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2024	1,001,634	$4.39	2,192,759	$5.24
Granted	397,496	2.99	762,584	3.82
Settled	(231,037)	4.90	(605,150)	5.80
Forfeited or expired	—	—	—	—
Balance at March 31, 2024	1,168,093	$3.81	2,350,193	$4.63

Awards estimated to vest in the future	1,168,093	$3.81	2,350,193	$4.63

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2023	896,799	$4.16	2,323,101	$6.26
Granted	56,818	4.40	56,818	5.39
Settled	(369,585)	4.04	(1,016,574)	5.13
Forfeited or expired	(29,853)	5.80	(34,037)	8.50
Balance at March 31, 2023	554,179	$4.23	1,329,308	$6.78

Awards estimated to vest in the future	554,179	$4.23	1,329,308	$6.78

Stock-based compensation expense for the three months ended March 31, 2024 and 2023 was $1.7 million and $0.8 million, respectively. Unrecognized stock-based compensation expense related to nonvested awards of $10.1 million is expected to be recognized over a weighted average period of approximately 2.1 years as of March 31, 2024.

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

NOTE 18 – RECEIVABLES FACTORING

The Company sells certain customer trade receivables on a non-recourse basis under factoring arrangements with designated financial institutions. These transactions are accounted for as sales and cash proceeds are included in cash provided by operating activities. Factoring arrangements incorporate customary representations and warranties, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes. During the three months ended March 31, 2024 and 2023, the Company sold trade receivables totaling $161.8 million and $225.3 million, respectively, and incurred factoring fees of $1.2 million and $1.0 million, respectively. As of March 31, 2024 and December 31, 2023, receivables of $98.9 million and $92.4 million, respectively, had been factored and had not yet been paid by customers to the respective financial institutions. The collective limit under our factoring arrangements was $141.2 million and $142.1 million as of March 31, 2024 and December 31, 2023 respectively.

NOTE 19 – RESTRUCTURING

During the first quarter of 2023, the Company initiated a reduction in its global workforce to better align our cost structure with lower automotive industry production levels. As a result, the Company recognized a restructuring charge of $5.3 million of separation costs, $2.8 million of which was charged to selling, general and administrative expenses and $2.5 million which was charged to cost of sales. During the second quarter of 2023, the Company recognized an additional restructuring charge of $2.5 million for separation costs which was charged to cost of sales. As of March 31, 2024, the Company had paid $3.8 million in separation costs, reduced the accrual by $1.8 million related to the deconsolidation of a subsidiary and reversed $0.7 million subsequent to recognition of the restructuring charges, resulting in a remaining accrual of $1.5 million.

NOTE 20 – RECEIVABLE FROM SPG BANKRUPTCY ESTATE

On August 31, 2023 (the “Filing Date”), the Company’s wholly owned subsidiary Superior Industries Production Germany GmbH (“SPG”) filed voluntary petitions for preliminary insolvency proceedings (i.e., equivalent to Chapter 11 under the U.S. Bankruptcy Code) in the Neustadt an der Weinstrasse, Germany Insolvency Court (the “Insolvency Court”) seeking relief under the German Insolvency Code (the “Insolvency Code”). SPG filed motions with the Insolvency Court seeking authorization to continue to operate its business as a “debtor-in-possession” under the jurisdiction of the Insolvency Court and in accordance with the applicable provisions of the Insolvency Code and orders of the Insolvency Court. Effective as of the Filing Date, the Company no longer controlled SPG and, therefore, no longer included SPG in its consolidated financial statements. Prior to the Filing Date, SPG was included in the Company’s consolidated financial statements.

On November 21, 2023, upon the request of the managing directors of SPG, the Insolvency Court ordered the withdrawal from the preliminary self-administrative insolvency proceedings and the continuation in preliminary ordinary proceedings (equivalent to Chapter 7 under the U.S. Bankruptcy Code). On December 1, 2023, the Insolvency Court passed a resolution to terminate the preliminary phase and to open ordinary insolvency proceedings with respect to SPG. These actions had no impact on the Company’s consolidated financial statements due to the previously mentioned deconsolidation effective August 31, 2023.

As of March 31, 2024 and December 31, 2023, the Company's receivable due from the SPG bankruptcy estate was $14.5 million and $15.3 million, respectively, and the associated allowance was $13.8 million and $14.8 million, respectively. The resulting net receivable as of March 31, 2024 and December 31, 2023 was $0.7 million and $0.5 million, respectively, which has been included in other noncurrent assets in the Company’s condensed consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have included or incorporated by reference in this Quarterly Report on Form 10-Q (including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management’s current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, the impact of COVID-19 and the resulting supply chain disruptions, energy costs and semiconductor chip shortages, rising interest rates, the Russian military invasion of Ukraine (the “Ukraine Conflict”) and the United Auto Workers ("UAW") strike, on our future growth and earnings. Any statement that is not historical in nature is a forward-looking statement and may be identified using words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to,” “could,” “continue,” “estimates,” and similar expressions. These statements include our belief regarding general automotive industry and market conditions and growth rates, as well as general domestic and international economic conditions.

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, which could cause actual results to differ materially from such statements and from the Company’s historical results and experience. These risks, uncertainties and other factors include, but are not limited to, those described in Part I, Item 1A, “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023 and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report and those described from time to time in our other reports filed with the Securities and Exchange Commission.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Executive Overview

Overview of Superior

The principal business of Superior Industries International, Inc. (referred to herein as the “Company,” “Superior,” or “we” and “our”) is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe and to the aftermarket in Europe. We employ approximately 6,800 full-time employees, operating in seven manufacturing facilities in North America and Europe. We are one of the largest aluminum wheel suppliers to global OEMs and one of the leading European aluminum wheel aftermarket manufacturers and suppliers. Our OEM aluminum wheels accounted for approximately 92 percent of our sales in the first three months of 2024 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Ford, GM, Honda, Jaguar-Land Rover, Lucid Motors, Mazda, Mitsubishi, Nissan, Peugeot, Renault, Stellantis, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs.

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

GM, Ford, VW Group, and Toyota each individually accounted for 10 percent or more of our consolidated sales for the three months ended March 31, 2024 and March 31, 2023. As described in Note 20, "Receivable from SPG Bankruptcy Estate" in the Notes to Condensed Consolidated financial Statements in Item 1, "Financial Statements," sales to the VW Group for the three months ended March 31, 2024 reflect the impact of the deconsolidation of the financial results of the manufacturing facility in Germany, SPG. Our sales to these customers were as follows:

Three Months Ended	March 31, 2024		March 31, 2023
(Dollars in millions)	Percent of Sales	Dollars	Percent of Sales	Dollars
GM	23%	$73.7	22%	$83.0
Ford	16%	$50.2	12%	$46.4
VW Group	12%	$37.6	17%	$66.4
Toyota	10%	$32.4	11%	$43.5

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

The automotive industry was impacted by supply chain disruption which emerged as OEM vehicle production resumed and began to scale following the shutdown during the COVID-19 pandemic. In 2021 and 2022, the supply chain disruption included shortages of semiconductor chips, electric vehicle batteries, shipping containers, steel, resin and foam. The semiconductor chip shortage continued to constrain OEM vehicle production throughout 2022 and 2023, although there was some improvement in 2023. Cost inflation experienced in 2021, 2022 and 2023 has moderated somewhat but remains higher than pre-pandemic levels. In addition, the Ukraine Conflict which resulted in temporary shutdowns at certain OEM production facilities in early 2022, began to affect our production volume in March 2022 and contributed to order volatility and inflationary cost pressures. After significantly increasing in 2021 and 2022, the cost of energy moderated in 2023, although energy costs remain higher in Europe than prices prevailing prior to the pandemic and the Ukraine Conflict. While the prices under our OEM contracts are adjusted for changes in the cost of aluminum and certain other costs, our aftermarket contracts do not provide such pass through of aluminum or other costs. Future increases in raw material costs and OEM production volatility may cause our inventory levels to increase, negatively impacting our cash flows. In addition, higher interest rates have adversely affected, and will likely continue to affect our earnings and cash flow from operations due to the interest rates applicable under our $400 million Term Loan Facility.

Automotive industry production volumes in the North American and Western and Central European regions in the first three months of 2024 (as published by IHS, an automotive industry analyst), as compared to the corresponding periods of 2023 and 2022, are shown below:

Automotive Industry Production (North America and Western and Central Europe)
Three Months Ended	March 31,			2024 vs 2023	2023 vs 2022
	2024	2023	2022	% Change	% Change
(Units in thousands)
North America	3,945	3,891	3,550	1.4%	9.6%
Western and Central Europe	3,871	4,088	3,260	(5.3%)	25.4%
Total	7,816	7,979	6,810	(2.0%)	17.2%

Automotive industry production volumes in our principal markets declined 2.0 percent in the first quarter of 2024 (declining 5.3 percent in Western and Central Europe, partially offset by an increase of 1.4 percent in North America) and were 14.0 percent lower than 2019 pre-pandemic levels. Production volumes of our key customers decreased 0.9 percent (declining 9.4 percent in Western and Central Europe, partially offset by an increase of 6.0 percent in North America).

In the first quarter of 2024, the Company’s unit shipments declined 0.3 million units, or 6.1 percent, on a year-over-year basis comprised of a 17.4 percent decline in Europe, partially offset by a 2.5 percent increase in North America. The European year-over-year decrease in unit shipments was primarily attributable to the exit from an unprofitable contract with one of our customers during

2023 resulting in a decrease of 0.2 million units and the deconsolidation of SPG resulting in a decrease of 0.3 million units. This was partially offset by a 0.1 million unit increase in our aftermarket business due to improving market demand.

The IHS forecast projects that production volumes in our principal markets are expected to decline 0.5 percent in 2024 (a decline of 3.0 percent in Western and Central Europe, partially offset by a 2.1 percent increase in North America). Production volumes of our key customers are forecast to increase 0.8 percent (an increase of 4.1 percent in North America, partially offset by a decline of 3.9 percent in Western and Central Europe), according to IHS.

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

The 2023 Sustainability Report confirmed our goal to be carbon neutral by 2039 and reported the carbon footprint of our global operations. We reduced our carbon footprint by approximately 12% and our emissions per pound of aluminum shipped by 21% as compared to 2020 levels. We continue to explore opportunities to:

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

Overview of the First Quarter of 2024

The following charts show the operational performance in the quarter ended March 31, 2024 in comparison to the quarter ended March 31, 2023 (dollars in millions):

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

Results of Operations

	Three Months Ended
	March 31, 2024	March 31, 2023	Net Change
(Dollars in thousands, except per share data)
Net sales
North America	$193,508	$211,618	$(18,110)
Europe	122,768	169,348	(46,580)
Net sales	316,276	380,966	(64,690)
Cost of sales	295,130	346,388	51,258
Gross profit	21,146	34,578	(13,432)
Percentage of net sales	6.7%	9.1%	(2.4)%
Selling, general and administrative expenses	20,832	19,442	(1,390)
Income from operations	314	15,136	(14,822)
Percentage of net sales	0.1%	4.0%	(3.9)%
Interest expense, net	(15,878)	(15,698)	(180)
Other expense, net	(537)	(187)	(350)
Income tax provision	(16,648)	(3,298)	(13,350)
Net loss	$(32,749)	$(4,047)	$(28,702)
Percentage of net sales	(10.4)%	(1.1)%	(9.3)%
Diluted (loss) earnings per share	$(1.52)	$(0.49)	$(1.03)
Value added sales (1)	$172,198	$202,662	$(30,464)
Value added sales adjusted for foreign exchange (1)	$171,330	$202,662	$(31,332)
Adjusted EBITDA (2)	$30,849	$45,489	$(14,640)
Percentage of net sales	9.8%	11.9%	(2.1)%
Percentage of value added sales	17.9%	22.4%	(4.5)%
Unit shipments in thousands	3,623	3,858	(235)

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

Shipments

Wheel unit shipments were 3.6 million for the first quarter of 2024 compared to unit shipments of 3.9 million for the same period in 2023, a decrease of 6.1 percent. The majority of the decrease was due to the decline in our European unit shipments attributable to the exit from an unprofitable contract with one of our customers during 2023 which we have not yet replaced with new business, resulting in a 0.2 million reduction in unit shipments. In addition, the deconsolidation of the financial results of the manufacturing facility in Germany, SPG, resulted in a reduction of 0.3 million unit shipments. These declines were partially offset by a substantial improvement in our aftermarket business with unit shipments increasing 0.1 million, or 72.6 percent due to improved market demand.

Net Sales

Net sales for the first quarter of 2024 were $316.3 million, compared to net sales of $381.0 million for the same period in 2023, a decrease of 17.0 percent. The decrease in net sales was primarily due to lower aluminum pass throughs to our OEM customers of $34.1 million, unfavorable pricing and product mix of $16.1 million and $15.4 million due to lower unit shipments of 0.2 million units.

Value Added Sales Adjusted for Foreign Exchange

Value added sales adjusted for foreign exchange was $171.3 million for the first quarter of 2024 compared to value added sales of $202.7 million for the same period in 2023, a decrease of 15.5 percent. The decrease was primarily due to unfavorable pricing and product mix and lower shipment volume.

Cost of Sales

Cost of sales was $295.1 million for the first quarter of 2024 compared to cost of sales of $346.4 million for the same period in 2023. The decrease in cost of sales was due to $34.6 million of lower aluminum costs, favorable conversion costs of $11.0 million and lower shipment volumes of $9.2 million.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense of $20.8 million for the first quarter of 2024 increased $1.4 million compared to the same period in 2023 primarily due to advisor fees and other restructuring related costs associated with the transformation of our European business.

Net Interest Expense

Net interest expense for the first quarter of 2024 of $15.9 million was flat compared to net interest expense of $15.7 million for the same period in 2023 since the SOFR interest rate on the Term Loan Facility remained substantially unchanged.

Other Income (Expense)

Other expense was $0.5 million for the first quarter of 2024 compared to other expense of $0.2 million for the same period in 2023.

Income Tax (Provision) Benefit

The income tax provision for the first quarter of 2024 was $16.6 million on pre-tax loss of $16.1 million, representing an effective income tax rate of (103.4) percent. This differs from the statutory rate primarily due to valuation allowances, the reversal of uncertain tax position, the mix of earnings among tax jurisdictions, and a tax charge impacting deferred tax assets related to tax restructuring of $17.8 million. The income tax provision for the first quarter of 2023 was $3.3 million on a pre-tax loss of $0.7 million, representing an effective income tax rate of (440.3) percent. This differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position and the mix of earnings among tax jurisdictions.

Net Income (Loss)

Net loss for the first quarter of 2024 was $32.7 million, or a $1.52 loss per diluted share, compared to a loss of $4.0 million, or a $0.49 loss per diluted share, for the same period in 2023.

Segment Sales and Income from Operations

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
(Dollars in thousands)
Selected data
Net sales
North America	$193,508	$211,618	$(18,110)
Europe	122,768	169,348	(46,580)
Total net sales	$316,276	$380,966	$(64,690)
Income from operations
North America	$8,082	$21,715	$(13,633)
Europe	(7,768)	(6,579)	(1,189)
Total income from operations	$314	$15,136	$(14,822)

North America

Net sales for our North American segment for the first quarter of 2024 decreased 8.6 percent while unit shipments increased 2.5 percent, compared to the same period in 2023. The $18.1 million decrease in net sales was primarily due to lower aluminum cost pass throughs to our OEM customers of $13.0 million and unfavorable pricing and product mix of $7.1 million, partially offset by $1.6 million due to higher unit shipments. North American segment income from operations for the first quarter of 2024 decreased by $13.6 million, as compared to the same period in 2023, primarily due to unfavorable product pricing and mix of $8.1 million and unfavorable conversion costs of $2.4 million largely because of higher labor costs.

Europe

Net sales for our European segment for the first quarter of 2024 decreased 27.5 percent while unit shipments decreased 17.4 percent compared to the same period in 2023. The $46.6 million decrease in net sales was primarily due to lower aluminum pass throughs of $21.1 million, lower unit shipments of $17.0 million and unfavorable pricing and product mix of $9.0 million. Net sales and unit shipments reflect the deconsolidation of the financial results of the manufacturing facility in Germany, SPG, and the exit of an unprofitable contract with one of our customers which has not yet been replaced with new business. The European segment loss from operations for the first quarter of 2024 was $1.2 million more than the same period in 2023. The increase in the loss from operations was primarily due to unfavorable pricing and product mix of $8.3 million and lower unit shipments of $6.8 million, largely offset by lower conversion costs of $13.4 million due to the ongoing transition of production to lower cost manufacturing facilities in Poland.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2024, our cash and cash equivalents totaled $191.1 million compared to $228.6 million and $201.6 million at March 31, 2023 and December 31, 2023, respectively. Our sources of liquidity primarily include cash and cash equivalents, cash provided by operating activities, borrowings under available debt facilities, and factoring arrangements for trade receivables. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $261.3 million and 2.2:1.0, respectively, at March 31, 2024, as compared to $261.0 million and 2.3:1.0 at December 31, 2023.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, debt facilities, cash and cash equivalents, and we believe these sources will continue to meet our future requirements for the next 12 months. Capital expenditures relate to improving production quality and efficiency and extending the useful lives of existing property and expenditures for new product offerings, as well as expanded capacity for existing products. During 2024, we expect that capital expenditures will be approximately $50.0 million.

In connection with the acquisition of our European operations, we entered into a $400.0 million term loan facility (the “Acquisition Term Loan Facility”) and a $160.0 million revolving credit facility (the “US Revolving Credit Facility”), and we issued 150,000 shares of redeemable preferred stock for $150.0 million and €250.0 million aggregate principal amount of the 6.00% Notes. In addition, we also assumed $70.7 million of outstanding debt, including a €30.0 million European revolving credit facility (the “European Revolving Credit Facility”). The acquired European business subsequently entered into equipment loan agreements totaling $13.4 million (€12.0 million).

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

Balances outstanding under the Term Loan Facility and Notes as of March 31, 2024 were $395.0 million, $234.2 million, respectively. The balance of the redeemable preferred stock was $255.0 million as of March 31, 2024. The Revolving Credit Facility and the Term Loan Facility mature on December 15, 2027 and December 15, 2028, respectively. However, in the event the Company has not repaid, refinanced or otherwise extended the maturity of the Notes beyond the maturity date of the Term Loan Facility by the date 91 days prior to June 15, 2025, the Term Loan Facility and Revolving Credit Facility will mature 91 days prior to June 15, 2025. Similarly, in the event the Company has not redeemed, refinanced or otherwise extended the redemption date of the redeemable preferred stock beyond the maturity date of the Term Loan Facility by the date 91 days prior to September 14, 2025, the Term Loan Facility and Revolving Credit Facility will mature 91 days prior to September 14, 2025.

The redeemable preferred stock may be redeemed at the holder’s election on or after September 14, 2025 at the redemption amount, $300 million, provided the Company has cash legally available to pay such redemption. The shares of preferred stock not redeemed would continue to receive an annual dividend of 9.0 percent on the original stated value, plus any accrued and unpaid dividends, which would be paid quarterly. The Board of Directors would have to evaluate periodically the ability of the Company to make any further redemption payments until the full redemption amount has been paid.

The Company intends to repay, refinance or otherwise extend the Notes prior to their maturity and to redeem, refinance or otherwise extend the redemption date of the redeemable preferred stock. If we are unable to repay, refinance or otherwise extend the Notes or redeem, refinance or otherwise extend the redeemable preferred stock prior to their respective maturity and redemption dates, the maturity of our Term Loan Facility and Revolving Credit Facility would accelerate to a date 91 days prior to the maturity date of the

Notes or redemption date of the redeemable preferred stock (refer to Note 9 “Debt” in the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Information”).

As of March 31, 2024, the Company had no outstanding borrowings under the Revolving Credit Facility, outstanding letters of credit of $8.4 million and available unused commitments under the Revolving Credit Facility of $51.6 million. As a result, our liquidity totaled $205.2 million at March 31, 2024, consisting of cash and cash equivalents of $153.6 million ($191.1 million less the $37.5 million contractual liquidity required pursuant to the Term Loan Facility and Revolving Credit Facility) and available and unused commitments under the Revolving Credit Facility of $51.6 million.

As of March 31, 2024, we had no significant off-balance sheet arrangements other than factoring of $98.9 million of our trade receivables.

The following table summarizes the cash flows from operating, investing and financing activities as reflected in the condensed consolidated statements of cash flows.

	Three Months Ended
Fiscal Year Ended December 31,	March 31, 2024	March 31, 2023
(Dollars in thousands)
Net cash provided by operating activities	3,470	38,738
Net cash used in investing activities	(6,618)	(15,589)
Net cash used in financing activities	(6,548)	(9,172)
Effect of exchange rate changes on cash	(839)	1,639
Net changes in cash and cash equivalents	$(10,535)	$15,616

Operating Activities

Net cash provided by operating activities was $3.5 million for the first three months of 2024 compared to net cash provided by operating activities of $38.7 million for the same period in 2023. The decrease in cash flow provided by operating activities was primarily driven by a $28.7 million higher net loss, which includes higher non-cash taxes of $14.0 million, and lower source of cash provided by trade payables of $15.9 million and other assets and liabilities of $7.2 million.

Investing Activities

Net cash used in investing activities of $6.6 million for the first three months of 2024 was lower than the $15.6 million for the same period in 2023 due to lower capital expenditures. The decrease in capital expenditures was primarily due to the completion of two capital projects related to refinishing capabilities.

Financing Activities

Net cash used in financing activities was $6.5 million for the first three months of 2024 compared to net cash used in financing activities of $9.2 million for the same period in 2023. This decrease was primarily due to a $2.2 million decrease in tax withholdings for stock-based compensation.

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

The following table reconciles our net sales, the most directly comparable U.S. GAAP financial measure, to our value added sales and value added sales adjusted for foreign exchange:

	Three Months Ended
	March 31, 2024	March 31, 2023
(Dollars in thousands)
Net sales	$316,276	$380,966
Less: aluminum, other costs, and outside service provider costs	(144,078)	(178,304)
Value added sales	$172,198	$202,662
Currency impact on current period value added sales	(868)	—
Value added sales adjusted for foreign exchange	$171,330	$202,662

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

The following table reconciles our net loss, the most directly comparable U.S. GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended
	March 31, 2024	March 31, 2023
(Dollars in thousands)
Net loss	$(32,749)	$(4,047)
Interest expense, net	15,878	15,698
Income tax provision	16,648	3,298
Depreciation	17,062	18,016
Amortization	4,884	4,825
Restructuring, factoring fees and other (1) (2)	9,126	7,699
Adjusted EBITDA	$30,849	$45,489
Adjusted EBITDA as a percentage of net sales	9.8%	11.9%
Adjusted EBITDA as a percentage of value added sales	17.9%	22.4%

(1)
In the first quarter of 2024, we incurred $1.2 million of accounts receivable factoring fees and $7.9 million of restructuring costs, primarily advisory fees.
(2)
In the first quarter of 2023, we incurred $1.0 million of accounts receivable factoring fees, $5.3 million of separation costs and $1.4 million of other costs.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to apply significant judgment in making estimates and assumptions that affect amounts reported therein, as well as financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These estimates and assumptions, which are based upon historical experience, industry trends, terms of various past and present agreements and contracts, and information available from other sources that are believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent through other sources. We believe the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in developing estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the management’s discussion and analysis in our 2023 Form 10-K (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined in Rule 10(f)(1) of Regulation S-K under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 31, 2023 (the “Filing Date”), the Company’s wholly owned subsidiary Superior Industries Production Germany GmbH (“SPG”) filed voluntary petitions for preliminary insolvency proceedings (equivalent to Chapter 11 under the U.S. Bankruptcy Code) in the Neustadt an der Weinstrasse, Germany Insolvency Court (the “Insolvency Court”) seeking relief under the German Insolvency Code (the “Insolvency Code”). SPG filed motions with the Insolvency Court seeking authorization to continue to operate its business as a “debtor-in-possession” under the jurisdiction of the Insolvency Court and in accordance with the applicable provisions of the Insolvency Code and orders of the Insolvency Court. On November 21, 2023, upon the request of the managing directors of SPG, the Insolvency Court ordered the withdrawal from the preliminary self-administrative insolvency proceedings and the continuation in preliminary ordinary proceedings (equivalent to Chapter 7 under the U.S. Bankruptcy Code). On December 1, 2023, the Insolvency Court passed a resolution to terminate the preliminary phase and to open ordinary insolvency proceedings with respect to SPG.

Refer also to Item 1A, “Risk Factors” “We are from time to time subject to litigation, which could adversely affect our results of operations, financial condition or cash flows” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 1A. Risk Factors

See Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

32.1

Certification of Majdi B. Abulaban, President and Chief Executive Officer, and C. Timothy Trenary, Executive Vice President, Chief Financial Officer and Interim Principal Accounting Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**†

101.INS	Inline XBRL Instance Document. ****

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document. ****

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document). ****

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

Date: May 2, 2024	/s/ Majdi B. Abulaban
Majdi B. Abulaban President and Chief Executive Officer

Date: May 2, 2024	/s/ C. Timothy Trenary
C. Timothy Trenary Executive Vice President, Chief Financial Officer and Interim Principal Accounting Officer