Form 10-Q
period 2024-06-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2024-08-08
CIK 95552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Number of shares of common stock outstanding as of August 2, 2024: 28,886,053

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
NET SALES	$318,967	$372,603	$635,243	$753,569
Cost of sales	287,347	331,570	582,477	677,958
GROSS PROFIT	31,620	41,033	52,766	75,611
Selling, general and administrative expenses	21,376	17,016	42,208	36,458
INCOME (LOSS) FROM OPERATIONS	10,244	24,017	10,558	39,153
Interest expense, net	(15,823)	(15,690)	(31,701)	(31,388)
Other income (expense), net	875	(2,600)	338	(2,787)
INCOME (LOSS) BEFORE INCOME TAXES	(4,704)	5,727	(20,805)	4,978
Income tax (provision) benefit	(6,420)	(5,794)	(23,068)	(9,092)
NET INCOME (LOSS)	$(11,124)	$(67)	$(43,873)	$(4,114)
EARNINGS (LOSS) PER SHARE – BASIC	$(0.75)	$(0.35)	$(2.26)	$(0.84)
EARNINGS (LOSS) PER SHARE – DILUTED	$(0.75)	$(0.35)	$(2.26)	$(0.84)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income (loss)	$(11,124)	$(67)	$(43,873)	$(4,114)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(18,247)	8,542	(15,748)	23,173
Change in unrecognized gains (losses) on derivative instruments:
Change in fair value of derivatives	(20,723)	33,595	(17,257)	53,048
Tax (provision) benefit	4,747	(3,251)	3,975	(4,584)
Change in unrecognized gains (losses) on derivative instruments, net of tax	(15,976)	30,344	(13,282)	48,464
Defined benefit pension plan:
Amortization of actuarial losses on pension obligation	3	—	3	—
Tax (provision) benefit	—	—	178	—
Pension changes, net of tax	3	—	181	—
Other comprehensive income (loss), net of tax	(34,220)	38,886	(28,849)	71,637
Comprehensive income (loss)	$(45,344)	$38,819	$(72,722)	$67,523

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$172,262	$201,606
Accounts receivable, net	79,016	56,393
Inventories, net	147,362	144,609
Income taxes receivable	4,133	1,559
Current derivative financial instruments	30,261	38,298
Other current assets	22,533	17,464
Total current assets	455,567	459,929
Property, plant and equipment, net	366,451	398,599
Deferred income tax assets, net	35,608	52,213
Intangibles, net	22,620	33,242
Derivative financial instruments	28,275	40,471
Other noncurrent assets	45,281	46,117
Total assets	$953,802	$1,030,571
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$138,025	$124,907
Short-term debt	236,032	5,322
Accrued expenses	67,232	66,838
Income taxes payable	551	1,844
Total current liabilities	441,840	198,911
Long-term debt (less current portion)	371,693	610,632
Noncurrent income tax liabilities	5,845	8,129
Deferred income tax liabilities, net	1,194	1,903
Other noncurrent liabilities	43,740	47,821
Commitments and contingent liabilities (Note 15)	—	—
Mezzanine equity:
Preferred stock, $0.01 par value
Authorized – 1,000,000 shares
Issued and outstanding – 150,000 shares outstanding at June 30, 2024 and December 31, 2023	265,386	248,222
Noncontrolling redeemable equity	550	893
Shareholders’ equity (deficit):
Common stock, $0.01 par value
Authorized – 100,000,000 shares
Issued and outstanding – 28,886,053 and 28,091,440 shares at June 30, 2024 and December 31, 2023	118,082	115,340
Accumulated other comprehensive income (loss)	(51,140)	(22,291)
Retained earnings (deficit)	(243,388)	(178,989)
Total shareholders’ equity (deficit)	(176,446)	(85,940)
Total liabilities, mezzanine equity and shareholders’ equity (deficit)	$953,802	$1,030,571

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(43,873)	$(4,114)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	43,834	46,308
Income tax, noncash changes	18,659	11,316
Stock-based compensation	4,086	3,004
Amortization of debt issuance costs	2,370	2,383
Other noncash items	(2,902)	44
Changes in operating assets and liabilities:
Accounts receivable	(28,544)	(24,847)
Inventories	(6,358)	1,392
Other assets and liabilities	(1,933)	796
Accounts payable	16,249	(12,832)
Income taxes	(6,132)	(12,283)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(4,544)	11,167
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(14,844)	(21,751)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(14,844)	(21,751)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(2,774)	(12,414)
Cash dividends paid	(3,383)	(6,696)
Financing costs paid and other	(299)	(31)
Payments related to tax withholdings for stock-based compensation	(1,345)	(3,307)
Finance lease payments	(293)	(551)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(8,094)	(22,999)
Effect of exchange rate changes on cash	(1,862)	1,676
Net changes in cash and cash equivalents	(29,344)	(31,907)
Cash and cash equivalents at the beginning of the period	201,606	213,022
Cash and cash equivalents at the end of the period	$172,262	$181,115

Supplemental Cash Flow Information
Cash paid during the period for interest	$31,625	$30,653
Cash paid during the period for income taxes, net of refunds	$10,435	$10,038
Non-cash Investing Activities
Period end balance of accounts payable for property, plant, and equipment	$2,982	$1,655

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

(Unaudited)

For the three months ended June 30, 2024
	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Cumulative Translation Adjustment	Hedging Instruments	Pension Obligations	Retained Earnings (Deficit)	Total
BALANCE AT APRIL 1, 2024	28,600,152	$115,924	$(80,503)	$62,553	$1,030	$(221,911)	$(122,907)
Net income (loss)	—	—	—	—	—	(11,124)	(11,124)
Change in accumulated other comprehensive income (loss), net of tax	—	—	(18,247)	(15,976)	3	—	(34,220)
Common stock issued, net of shares withheld for employee taxes	285,901	—	—	—	—	—	—
Stock-based compensation	—	2,158	—	—	—	—	2,158
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(10,353)	(10,353)
Noncontrolling redeemable equity dividend	—	—	—	—	—	—	—
BALANCE AT JUNE 30, 2024	28,886,053	$118,082	$(98,750)	$46,577	$1,033	$(243,388)	$(176,446)

For the six months ended June 30, 2024
	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Cumulative Translation Adjustment	Hedging Instruments	Pension Obligations	Retained Earnings (Deficit)	Total
BALANCE AT JANUARY 1, 2024	28,091,440	$115,340	$(83,002)	$59,859	$852	$(178,989)	$(85,940)
Net income (loss)	—	—	—	—	—	(43,873)	(43,873)
Change in accumulated other comprehensive income (loss), net of tax	—	—	(15,748)	(13,282)	181	—	(28,849)
Common stock issued, net of shares withheld for employee taxes	794,613	—	—	—	—	—	—
Stock-based compensation	—	2,742	—	—	—	—	2,742
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(20,519)	(20,519)
Noncontrolling redeemable equity dividend	—	—	—	—	—	(7)	(7)
BALANCE AT JUNE 30, 2024	28,886,053	$118,082	$(98,750)	$46,577	$1,033	$(243,388)	$(176,446)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

For the three months ended June 30, 2023
	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Cumulative Translation Adjustment	Hedging Instruments	Pension Obligations	Retained Earnings (Deficit)	Total
BALANCE AT APRIL 1, 2023	27,908,669	$108,603	$(96,073)	$37,964	$1,591	$(60,630)	$(8,545)
Net income (loss)	—	—	—	—	—	(67)	(67)
Change in accumulated other comprehensive income (loss), net of tax	—	—	8,542	30,344	—	—	38,886
Common stock issued, net of shares withheld for employee taxes	182,771	—	—	—	—	—	—
Stock-based compensation	—	2,199	—	—	—	—	2,199
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(9,645)	(9,645)
Noncontrolling redeemable equity dividend	—	—	—	—	—	(11)	(11)
BALANCE AT JUNE 30, 2023	28,091,440	$110,802	$(87,531)	$68,308	$1,591	$(70,353)	$22,817

For the six months ended June 30, 2023
	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Cumulative Translation Adjustment	Hedging Instruments	Pension Obligations	Retained Earnings (Deficit)	Total
BALANCE AT JANUARY 1, 2023	27,016,125	$111,105	$(110,704)	$19,844	$1,591	$(47,133)	$(25,297)
Net income (loss)	—	—	—	—	—	(4,114)	(4,114)
Change in accumulated other comprehensive income (loss), net of tax	—	—	23,173	48,464	—	—	71,637
Common stock issued, net of shares withheld for employee taxes	1,075,315	—	—	—	—	—	—
Stock-based compensation	—	(303)	—	—	—	—	(303)
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(19,085)	(19,085)
Noncontrolling redeemable equity dividend	—	—	—	—	—	(21)	(21)
BALANCE AT JUNE 30, 2023	28,091,440	$110,802	$(87,531)	$68,308	$1,591	$(70,353)	$22,817

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2024

(in thousands, except share or per share amounts, or as otherwise noted)

NOTE 1 – NATURE OF OPERATIONS AND PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

The principal business of Superior Industries International, Inc. (referred herein as the “Company,” “Superior,” or “we” and “our”) is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe and to the aftermarket in Europe. Our aluminum wheels are primarily sold to OEMs for factory installation on new light vehicles. We also sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the primary markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs.

Presentation of Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, of a normal and recurring nature, which management believes are necessary for fair presentation of the financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto filed with the SEC in our 2023 Annual Report on Form 10-K.

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

Accounting Standards Issued But Not Yet Adopted

Accounting Standards Update (ASU) 2023-07, “Segment Reporting.” In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the effects of adopting this guidance.

Accounting Standards Update (ASU) 2023-09, “Income Taxes (Topic 740).” In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company is currently evaluating the effects of adopting this guidance.

NOTE 2 – REVENUE

The Company disaggregates revenue from contracts with customers into our reportable segments, North America and Europe. Revenues by segment for the three and six months ended June 30, 2024 and June 30, 2023 are summarized in Note 5, “Business Segments.”

The opening and closing balances of the Company’s customer receivables and current and long-term contract liabilities balances are as follows:

	June 30, 2024	December 31, 2023	Change
Customer receivables	$65,267	$41,879	$23,388
Contract liabilities—current	5,632	2,982	2,650
Contract liabilities—noncurrent	6,648	8,530	(1,882)

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks such as fluctuations in foreign currency exchange rates, interest rates, and aluminum and other commodity prices. Derivatives may be used to offset some of the effects of these market risks on the expected future cash flows and on certain existing assets and liabilities. In certain cases, the Company may or may not designate certain derivative instruments as hedges for accounting purposes. The Company may choose not to hedge certain exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures.

Market Risks

Foreign Currency Exchange Rate Risk

The Company has manufacturing locations primarily in Mexico and Poland, and sells its products globally. As a result, the Company’s financial results could be significantly affected by foreign currency exchange rates. To help mitigate gross margin and cash flow fluctuations due to changes in foreign currency exchange rates, certain subsidiaries in Mexico and Poland, whose functional currency is the U.S. dollar or the Euro, hedge a portion of their forecasted foreign currency costs denominated in the Mexican Peso and Polish Zloty. The Company may hedge portions of its forecasted foreign currency exposure up to 48 months.

Interest Rate Risk

The Company has borrowings under its Senior Secured Credit Facilities that are at variable rates of interest and expose it to interest rate risk. If interest rates increase, debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same. The Company has entered into interest rate swaps exchanging floating for fixed rate interest payments in order to reduce its interest rate volatility.

Commodity Price Risk

The principal raw material used in manufacturing aluminum wheels is aluminum alloys. While wheel prices under OEM customer contracts are adjusted for fluctuations in the cost of this material, the prices of our aftermarket wheels are generally fixed months in advance of the spring and winter sales seasons. Accordingly, the Company hedges a portion of its aftermarket aluminum purchases to offset the effect of fluctuating aluminum cost on its margins. In addition, the manufacture of aluminum wheels is energy intensive, so the Company fixes a portion of its natural gas and electricity purchases with derivatives or contractual arrangements with energy suppliers.

Derivative Financial Instruments

The Company has derivatives designated as cash flow hedges that hedge the exposure to variability in expected future cash flows. These derivatives are accounted for as either assets or liabilities and adjusted to fair value each period with the resulting gain or loss recognized in other comprehensive income or loss ("OCI" or "OCL") until the underlying hedged transaction is recognized in earnings. Once the hedged transaction is recognized in earnings for foreign exchange and commodity derivatives, the gain or loss initially recorded in accumulated OCI or OCL is recognized in cost of sales, while gains or losses on interest rate swaps are recognized in interest expense, net. Derivatives that have not been designated as hedges are adjusted to fair value each period and any gain or loss is recognized in other income (expense), net.

The following tables display the fair value of derivatives by financial statement line item as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Current Derivative Financial Instruments	Derivative Financial Instruments	Accrued Liabilities	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$26,422	$27,418	$382	$10
Commodity contracts	533	46	2,037	1,085
Interest rate contracts	3,306	811	—	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	—	—	1,966	—
Total derivative financial instruments	$30,261	$28,275	$4,385	$1,095

	December 31, 2023
	Current Derivative Financial Instruments	Derivative Financial Instruments	Accrued Liabilities	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$33,075	$39,902	$440	$596
Commodity contracts	549	115	2,394	729
Interest rate contracts	3,162	454	—	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1,512	—	677	—
Total derivative financial instruments	$38,298	$40,471	$3,511	$1,325

The following table summarizes the notional amount of the Company's derivative financial instruments as of June 30, 2024 and December 31, 2023:

	Notional Amount
	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Foreign exchange contracts	$377,035	$432,529
Commodity contracts	16,601	27,013
Interest rate contracts	200,000	200,000
Derivatives not designated as hedging instruments:
Foreign exchange contracts	49,079	34,764
Total derivative financial instruments	$642,715	$694,306

Notional amounts are presented on a net basis. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a direct measure of the exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or commodity prices.

The following table summarizes the gain or loss recognized in OCI or OCL, the amounts reclassified from accumulated OCI or OCL into earnings, and the amounts recognized directly into earnings for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Derivatives designated as hedging instruments:
Amount of gain or (loss) recognized in OCI on derivatives, net of tax	$(15,976)	$30,344	$(13,282)	$48,464
Amount of pre-tax gain or (loss) reclassified from accumulated OCI into:
Cost of sales	8,785	4,946	16,815	7,978
Interest expense, net	1,140	1,204	2,287	2,100
Derivatives not designated as hedging instruments:
Amount of pre-tax gain or (loss) recognized in other income (expense), net	(2,049)	1,398	(1,824)	3,993

NOTE 4 – FAIR VALUE MEASUREMENTS

Assets and Fair Values Measured at Fair Value on a Recurring Basis

Asset and Liability Instruments

The carrying values for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short period of time until maturity.

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

The following tables categorize items measured at fair value as of June 30, 2024 and December 31, 2023:

	Fair Value Hierarchy	June 30, 2024	December 31, 2023
Derivative assets	Level 2	$58,536	$78,769
Derivative liabilities	Level 2	$5,480	$4,836

Financial Instruments Not Carried at Fair Value

Debt Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these instruments (Level 2). The estimated fair value, as well as the carrying value, of the Company’s debt instruments are shown below:

	June 30, 2024	December 31, 2023
Estimated fair value	$625,799	$627,008
Carrying value	607,725	615,954

NOTE 5 - BUSINESS SEGMENTS

North America and Europe comprise the Company’s reportable segments. Segment results for the three and six months ended June 30, 2024 and June 30, 2023 were as follows:

	Net Sales		Depreciation and Amortization		Income (Loss) from Operations
Three Months Ended	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
North America	$203,203	$208,205	$10,334	$9,378	$13,195	$21,504
Europe	115,764	164,398	11,554	14,089	(2,951)	2,513
	$318,967	$372,603	$21,888	$23,467	$10,244	$24,017

	Net Sales		Depreciation and Amortization		Income (Loss) from Operations
Six Months Ended	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
North America	$396,711	$419,823	$20,677	$18,425	$21,277	$43,219
Europe	238,532	333,746	23,157	27,883	(10,719)	(4,066)
	$635,243	$753,569	$43,834	$46,308	$10,558	$39,153

	Total Assets
	June 30, 2024	December 31, 2023
North America	$583,438	$625,612
Europe	370,364	404,959
	$953,802	$1,030,571

NOTE 6 - INVENTORIES

	June 30, 2024	December 31, 2023
Raw materials	$42,460	$44,539
Work in process	42,160	25,289
Finished goods	62,742	74,781
Inventories, net	$147,362	$144,609

Service wheel and supplies inventory included in other noncurrent assets in the condensed consolidated balance sheets totaled $11.3 million and $11.7 million at June 30, 2024 and December 31, 2023.

NOTE 7 – INTANGIBLE ASSETS

Amortization for the three and six months ended June 30, 2024 and June 30, 2023 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Amortization expense	$4,842	$4,900	$9,726	$9,724

Annual Anticipated Future Amortization	Amount
Six Remaining Months of 2024	$9,639
2025	9,472
2026	2,477
2027	1,032
Total anticipated future amortization	$22,620

NOTE 8 – DEBT

A summary of the Company’s long-term obligations is as follows:

	June 30, 2024		December 31, 2023
	Principal	Carrying Value	Principal	Carrying Value
Senior Secured Credit Facilities:
Revolving Credit Facility	$—	$—	$—	$—
Term Loan Facility	394,000	375,400	396,000	375,920
Senior Notes:
6.00% Senior Notes	232,526	231,543	239,601	238,126
Other debt:
European CapEx loans	—	—	784	784
Finance leases	782	782	1,124	1,124
		607,725		615,954
Less: Current portion of long-term debt		(236,032)		(5,322)
Long-term debt		$371,693		$610,632

As of June 30, 2024, the Notes (as defined below) due June 15, 2025 have been included in short-term debt in the condensed consolidated balance sheet. If the Company has not repaid, refinanced or otherwise extended the maturity date of the Notes beyond the maturity date of its term loan facility by March 17, 2025, its term loan facility and revolving credit facility would become due on March 17, 2025. Based on the Company’s current estimates and forecasts, it believes the expected cash flows generated from its operations, along with existing liquidity, including undrawn capacity under its revolving credit facility, will be sufficient to satisfy its obligations as they become due over the next twelve months beyond the issuance date of these condensed consolidated financial statements, including repayment of the Notes prior to March 17, 2025.

The Company initiated discussions with various lenders to refinance its existing debt, including the Notes, and is in advanced discussions with certain lenders for the funding necessary to retire the Notes. There can be no assurances that these discussions will result in any transaction or, if a transaction is undertaken, any assurances as to its terms or timing.

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

The Revolving Credit Facility and the Term Loan Facility are scheduled to mature on December 15, 2027 and December 15, 2028. However, in the event the Company has not repaid, refinanced or otherwise extended the maturity date of the Notes (as defined below) beyond the maturity date of the Term Loan Facility by the date 91 days prior to June 15, 2025, the Term Loan Facility and Revolving Credit Facility would mature 91 days prior to June 15, 2025. Similarly, in the event the Company has not redeemed, refinanced or otherwise extended the redemption date of the redeemable preferred stock beyond the maturity date of the Term Loan Facility by the date 91 days prior to September 14, 2025, the Term Loan Facility and Revolving Credit Facility would mature 91 days prior to September 14, 2025. The Term Loan Facility requires quarterly principal payments of $1.0 million. Additional principal payments may be due with respect to asset sales, debt issuances and as a percentage of cash flow in excess of a specified threshold.

Amounts borrowed under the Term Loan Facility may be voluntarily prepaid subject to a prepayment premium of 2.00 percent and 1.00 percent of the loan principal during second and third years. After the third anniversary of the closing date, there is no prepayment premium.

Interest Rates

As of June 30, 2024, the interest rate on borrowings under the Term Loan Facility was SOFR plus 8.0 percent and will remain at SOFR plus 8.0 percent for each period for which the Company’s Secured Net Leverage Ratio (as defined in the Term Loan Credit Agreement) is greater than 1.0 to 1.0.

Further information on the interest rates of the Senior Secured Credit Facilities is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Guarantees and Collateral Security

Further information on the guarantees and collateral security of the Senior Secured Credit Facilities is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Covenants

As of June 30, 2024, the Company was in compliance with all covenants under the Credit Agreements.

Further information on the covenants of the Senior Secured Credit Facilities is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Available Unused Commitments under the Revolving Credit Facility

As of June 30, 2024, the Company had no outstanding borrowings under the Revolving Credit Facility, had outstanding letters of credit of $8.4 million and had available unused commitments under the Revolving Credit Facility of $51.6 million.

Senior Notes

On June 15, 2017, the Company issued €250.0 million aggregate principal amount of 6.00% Senior Notes due June 15, 2025 (the “Notes”). Interest on the Notes is payable semiannually, on June 15 and December 15. The Company may redeem the Notes, in whole or in part, at a redemption price of 100 percent, plus any accrued and unpaid interest to, but not including, the applicable redemption date. If we experience a change of control or sell certain assets, the Company may be required to offer to purchase the Notes from the holders. The Notes are senior unsecured obligations ranking equally in right of payment with all of its existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness. The Notes are effectively subordinated in right of payment to the existing and future secured indebtedness of the Company, including the Senior Secured Credit Facilities, to the extent of the assets securing such indebtedness.

Guarantee

Further information on the guarantee of the Notes is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Covenants

As of June 30, 2024, the Company was in compliance with all covenants under the indenture governing the Notes.

Further information on the covenants of the Notes is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Debt maturities as of June 30, 2024, which are due in the next five years are as follows:

Debt Maturities	Amount
Six remaining months of 2024	$2,490
2025	236,734
2026	4,076
2027	4,017
2028	379,991
Total debt liabilities	$627,308

NOTE 9 - SUPPLIER FINANCE PROGRAM

The Company receives extended payment terms for a portion of its purchases (90 days rather than 60 days) with one of its principal aluminum suppliers in exchange for a nominal adjustment to the product pricing. The supplier factors receivables due from the Company with a financial institution. Obligations due to the factoring institution under this program as of June 30, 2024 and December 31, 2023 were $23.0 million and $18.0 million.

NOTE 10 - REDEEMABLE SHARES

Preferred Stock

During the three months ended June 30, 2024, the preferred stock dividends were paid-in-kind, which increased the stated value of the preferred stock by $3.4 million. The preferred shares will continue to accrue dividends at 9.0 percent on the stated value ($153.4 million). The associated redemption premium on the increase in the stated value will be accreted from July 1, 2024 through September 14, 2025 using the interest method. The redemption value of the preferred stock will be the greater of (i) two times the stated value ($153.4 million) plus any accrued unpaid dividends, currently $306.7 million as of June 30, 2024, or (ii) the product of the number of common shares into which the redeemable preferred stock could be converted (5.4 million shares currently) and the then current market price of the common stock.

The redeemable preferred stock may be redeemed at the holder’s election on or after September 14, 2025 or upon the occurrence of a redemption event, provided the Company has cash legally available to pay such redemption. If the Company is unable to redeem the shares of preferred stock in full, any shares of preferred stock not redeemed would continue to receive an annual dividend of 9.0 percent on the stated value which would be payable quarterly. The Board of Directors would have to evaluate periodically the ability of the Company to make any redemption payments until the full redemption amount has been paid.

As of June 30, 2024, there have been no changes in the preferred shareholder rights, including conversion and redemption rights from those described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Noncontrolling Redeemable Equity

The Company has a noncontrolling interest that is currently redeemable. It is presented in the temporary equity section of the condensed consolidated balance sheets and is adjusted to its redemption value at the end of each reporting period.

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

The redeemable preferred shares discussed in Note 10, “Redeemable Shares” (convertible into 5,446 thousand shares) are participating securities and have not been included in the diluted earnings per share because they would be anti-dilutive for the three and six months ended June 30, 2024 and June 30, 2023. In calculating basic and diluted earnings per share, a company with participating securities must allocate earnings to the participating securities with a corresponding reduction in the earnings attributable to common shares under the two-class method. Losses are only allocated to participating securities when the security holders have a contractual obligation to share in the losses of the Company with common stockholders. Because the redeemable preferred shareholders do not have a contractual obligation to share in the Company’s losses with common stockholders, the full amount of the Company’s losses for the three and six months ended June 30, 2024 and June 30, 2023 were attributed to the common shares.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
(Dollars in thousands, except per share amounts)
Basic Earnings (Loss) Per Share:
Net income (loss)	$(11,124)	$(67)	$(43,873)	$(4,114)
Less: Redeemable preferred stock dividends and accretion	(10,353)	(9,645)	(20,519)	(19,085)
Less: Noncontrolling redeemable equity dividend	—	(11)	(7)	(21)
Basic numerator	$(21,477)	$(9,723)	$(64,399)	$(23,220)
Basic earnings (loss) per share	$(0.75)	$(0.35)	$(2.26)	$(0.84)
Weighted average shares outstanding – Basic	28,732	28,035	28,493	27,669
Diluted Earnings (Loss) Per Share:
Net income (loss)	$(11,124)	$(67)	$(43,873)	$(4,114)
Less: Redeemable preferred stock dividends and accretion	(10,353)	(9,645)	(20,519)	(19,085)
Less: Noncontrolling redeemable equity dividend	—	(11)	(7)	(21)
Diluted numerator	$(21,477)	$(9,723)	$(64,399)	$(23,220)
Diluted earnings (loss) per share	$(0.75)	$(0.35)	$(2.26)	$(0.84)
Weighted average shares outstanding – Basic	28,732	28,035	28,493	27,669
Dilutive effect of common share equivalents	—	—	—	—
Weighted average shares outstanding – Diluted	28,732	28,035	28,493	27,669

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

The income tax provision for the three and six months ended June 30, 2024 was $6.4 million and $23.1 million on pre-tax losses of $4.7 million and $20.8 million, resulting in an effective income tax rate of (136.5) percent and (110.9) percent. The effective income tax rate for the three months ended June 30, 2024 differs from the statutory rate primarily due to valuation allowances and the mix of earnings among tax jurisdictions. The effective income tax rate for the six months ended June 30, 2024 differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position, the mix of earnings among tax jurisdictions, and a deferred tax charge related to tax restructuring of $17.8 million.

The income tax provision for the three and six months ended June 30, 2023 was $5.8 million and $9.1 million on pre-tax income of $5.7 million and $5.0 million, resulting in an effective income tax rate of 101.2 percent and 182.6 percent. The effective income tax rate for the three months ended June 30, 2023 differs from the statutory rate primarily due to valuation allowances and the mix of earnings among tax jurisdictions. The effective income tax rate for the six months ended June 30, 2023 differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position and the mix of earnings among tax jurisdictions.

The Company continuously evaluates the realizability of our net deferred tax assets. As of June 30, 2024, certain U.S. and substantially all our German deferred tax assets, net of deferred tax liabilities, were subject to valuation allowances.

The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15.0 percent effective January 1, 2024. While the United States has not yet adopted the Pillar Two rules, various other governments around the world have enacted part of the legislation. As currently designed, Pillar Two ultimately applies to our worldwide operations. Currently, enacted Pillar Two legislation does not have a material effect on our consolidated financial statements. We will continue to assess U.S. and global legislative action related to Pillar Two for potential effects.

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

Lease expense and cash flow for the three and six months ended June 30, 2024 and June 30, 2023 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Lease Expense
Finance lease expense:
Amortization of right-of-use assets	$129	$251	$263	$496
Interest on lease liabilities	5	15	11	31
Operating lease expense	807	738	1,634	1,361
Total lease expense	$941	$1,004	$1,908	$1,888

Cash Flow Components
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$5	$15	$11	$31
Operating cash outflows from operating leases	833	766	1,685	1,402
Financing cash outflows from finance leases	144	263	293	551
Right-of-use assets obtained in exchange for finance lease liabilities, net of terminations and disposals	7	142	13	538
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations and disposals	24	651	39	651

Operating and finance lease assets and liabilities, average lease term, and average discount rate as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
Balance Sheet Information
Operating leases:
Other noncurrent assets	$8,461	$10,003
Accrued liabilities	$(2,877)	$(2,987)
Other noncurrent liabilities	(5,519)	(7,000)
Total operating lease liabilities	$(8,396)	$(9,987)

Finance leases:
Property, plant and equipment gross	$2,314	$2,301
Accumulated depreciation	(1,145)	(882)
Property, plant and equipment, net	$1,169	$1,419
Current portion of long-term debt	$(490)	$(538)
Long-term debt (less current portion)	(292)	(586)
Total finance lease liabilities	$(782)	$(1,124)

Lease Term and Discount Rates
Weighted-average remaining lease term - finance leases (years)	1.7	2.0
Weighted-average remaining lease term - operating leases (years)	2.9	3.3
Weighted-average discount rate - finance leases	2.4%	2.4%
Weighted-average discount rate - operating leases	5.0%	5.0%

Future minimum payments under our leases as of June 30, 2024 are as follows:

	Amount
Lease Maturities	Finance Leases	Operating Leases
Six remaining months of 2024	$490	$1,735
2025	208	3,045
2026	76	2,900
2027	17	1,295
2028	8	-
Total	799	8,975
Less: Imputed interest	(17)	(579)
Total lease liabilities, net of interest	$782	$8,396

NOTE 14 - STOCK-BASED COMPENSATION

Our 2018 Equity Incentive Plan (the “Plan”), as amended, authorizes us to issue up to 9.85 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock units and performance restricted stock units to our officers, key employees, nonemployee directors and consultants. At June 30, 2024, there were 0.6 million shares available for future grants under this Plan. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

Under the terms of the Plan, each year eligible participants are granted time value restricted stock units (“RSUs”), vesting ratably over a three-year period, and performance restricted stock units (“PSUs”) with three-year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the Company’s common stock, with accrued dividends. Unrecognized stock-based compensation expense related to nonvested awards of $8.6 million is expected to be recognized over a weighted average period of approximately 1.9 years as of June 30, 2024.

Stock-based compensation expense is recognized in selling, general and administrative expenses in the condensed consolidated statement of income (loss). Total compensation expense is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Stock compensation expense	$2,367	$2,203	$4,087	$3,004

RSU and PSU activity for the six months ended June 30, 2024 is summarized in the following table:

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2024	1,001,634	$4.39	2,192,759	$5.24
Granted	621,524	3.26	762,584	3.82
Settled	(574,185)	4.49	(605,150)	5.80
Balance at June 30, 2024	1,048,973	$3.66	2,350,193	$4.63

Awards estimated to vest in the future	1,048,973	$3.66	2,350,193	$4.63

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

NOTE 16 – RECEIVABLES FACTORING

The Company sells certain customer trade receivables on a non-recourse basis as a "true sale" under factoring arrangements with designated financial institutions and cash proceeds are included in cash provided by operating activities. The Company's ongoing involvement under the factoring arrangements is limited to processing of customer payments on the factored receivables. Factoring arrangements incorporate customary representations and warranties, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes. During the three months ended June 30, 2024 and June 30, 2023, the Company sold trade receivables totaling $135.8 million and $198.1 million and incurred factoring fees of $1.1 million and $1.0 million. During the six months ended June 30, 2024 and June 30, 2023, the Company sold trade receivables totaling $297.6 million and $423.4 million and incurred factoring fees of $2.3 million and $2.0 million. As of June 30, 2024 and December 31, 2023, receivables of $94.5 million and $92.4 million had been factored and had not yet been paid by customers to the respective financial institutions. The collective limit under our factoring arrangements was $141.0 million and $142.1 million as of June 30, 2024 and December 31, 2023.

NOTE 17 – RESTRUCTURING

The Company initiates restructuring activities to execute management’s strategy, such as gaining operational efficiencies and achieving net cost reductions. Restructuring charges primarily consist of employee severance costs. During the three months ended June 30, 2024, an additional restructuring charge was incurred of $1.0 million related to further restructuring of our European business. During the three and six months ended June 30, 2023, we initiated a program to reduce our global workforce to better align our cost structure with lower automotive industry production levels. As a result, we recognized restructuring charges of $2.5 million and $7.8 million for the three and six months ended June 30, 2023.

The changes in the restructuring reserve balance for the three and six months ended June 30, 2024 and June 30, 2023 were as follows:

	2024	2023
Balance at beginning of period	$(3,386)	$—
Revision to previous estimates	933	(5,270)
Cash payment	907	—
Foreign exchange	77	—
Balance at March 31	$(1,469)	$(5,270)
Provision	(1,014)	(2,537)
Cash payment	45	—
Foreign exchange	11	—
Balance at end of period	$(2,427)	$(7,807)

NOTE 18 – RECEIVABLE FROM SPG BANKRUPTCY ESTATE

On August 31, 2023, the Company’s owned subsidiary Superior Industries Production Germany GmbH (“SPG”) filed voluntary petitions for preliminary insolvency proceedings (i.e., equivalent to Chapter 11 under the U.S. Bankruptcy Code). Effective August 31, 2023, the Company no longer controls SPG and deconsolidated the subsidiary, therefore, it is no longer included in the Company’s condensed consolidated financial statements.

As of June 30, 2024 and December 31, 2023, the Company’s receivable due from the SPG bankruptcy estate was $15.1 million and $15.3 million and the associated allowance was $12.0 million and $14.8 million. The resulting net receivable as of June 30, 2024 and December 31, 2023 was $3.1 million and $0.5 million which has been included in other noncurrent assets in the Company’s condensed consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have included or incorporated by reference in this Quarterly Report on Form 10-Q (including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management’s current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, the increase in cost of raw materials, labor and energy, supply chain disruptions, material shortages, higher interest rates, the effect of geopolitical conflicts, such as the Russian military invasion of Ukraine (the “Ukraine Conflict”), on our future growth and earnings, and our refinancing activities. Any statement that is not historical in nature is a forward-looking statement and may be identified using words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to,” “could,” “continue,” “estimates,” and similar expressions. These statements include our belief regarding general automotive industry and market conditions and growth rates, as well as general domestic and international economic conditions.

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

Executive Overview

Overview of Superior

The principal business of Superior Industries International, Inc. (referred herein as the “Company,” “Superior,” or “we” and “our”) is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe and to the aftermarket in Europe. Our aluminum wheels are primarily sold to OEMs for factory installation on new light vehicles. We also sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the primary markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs.

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

On August 31, 2023, our wholly owned subsidiary Superior Industries Production Germany GmbH (“SPG”) filed voluntary petitions for preliminary insolvency proceedings (i.e., equivalent to Chapter 11 under the U.S. Bankruptcy Code). Effective August 31, 2023, we no longer control SPG and deconsolidated the subsidiary, therefore, it is no longer included in our consolidated financial statements. Refer to Note 22 – “Loss on Deconsolidation of Subsidiary” in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information. With the deconsolidation of SPG, we relocated our wheel production from Germany to Poland (the "European Transformation").

GM, Ford, Toyota and VW Group each individually accounted for 10 percent or more of our consolidated net sales for the three and six months ended June 30, 2024 and June 30, 2023. Net sales to VW Group for the three and six months ended June 30, 2024 reflect the effect of the deconsolidation of the financial results of our manufacturing facility in Germany. Our sales to these customers were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Percent of Sales	2024	2023	2024	2023
GM	25%	20%	24%	21%
Ford	16%	17%	16%	15%
Toyota	13%	10%	12%	11%
VW Group	11%	17%	11%	17%

Industry Overview, Supply Chain Disruption, and the Ukraine Conflict

There is a broad range of factors which affect automotive industry sales and production volumes, including consumer demand and preferences, dealer inventory levels, labor relations issues, trade agreements, cost and availability of raw materials and components, energy prices, regulatory requirements, government initiatives, availability and cost of credit, changing consumer attitudes toward vehicle ownership, and other factors. Our sales are driven generally by overall automotive industry production volumes and, more specifically, by the volumes of the vehicles for which we supply wheels. In addition, larger diameter wheels and premium finishes command higher unit prices. Larger cars and light trucks, as well as premium vehicle platforms, such as luxury, sport utility and crossover vehicles, typically employ larger diameter wheels and premium finishes.

The automotive industry was affected by supply chain disruptions and cost inflation that emerged following the COVID-19 global pandemic, which led to operating challenges for the automotive supplier base. The supply chain disruptions included shortages of semiconductors. Cost inflation has moderated somewhat but remains higher than pre-pandemic levels and has resulted in an increase in the cost of raw materials, labor, and energy. In addition, higher interest rates have adversely affected, and will likely continue to affect our earnings and cash flow from operations.

In early 2022, the Ukraine Conflict contributed to order volatility and intensified inflationary cost pressures, specifically the cost of energy. While the cost of energy moderated in 2023, it remains higher in Europe than prices prevailing prior to the pandemic and the Ukraine Conflict.

The prices under our OEM contracts are adjusted for changes in the cost of aluminum and certain other costs, however, our aftermarket contracts do not provide such pass through of aluminum or other costs. Future increases in raw material costs and OEM production volatility may cause our inventory levels to increase, negatively affecting our results of operations and cash flow from operations.

Automotive industry production volumes in the North American and Western and Central European regions in the three and six months ended June 30, 2024 (as published in July 2024 by IHS for Light Vehicles, an automotive industry analyst), as compared to the corresponding period of 2023, are shown below:

Three Months Ended	June 30,		2024 vs 2023
(Units in thousands)	2024	2023	% Change
North America	4,157	4,087	1.7%
Western and Central Europe	3,760	4,041	(7.0%)
Total	7,917	8,128	(2.6%)
Six Months Ended
(Units in thousands)
North America	8,119	7,978	1.8%
Western and Central Europe	7,698	8,129	(5.3%)
Total	15,817	16,107	(1.8%)

Automotive industry production volumes in our primary markets declined 2.6 percent in the three months ended June 30, 2024 (declining 7.0 percent in Western and Central Europe, partially offset by an increase of 1.7 percent in North America) and were 12.1 percent lower than 2019 pre-pandemic levels. Production volumes of our key customers decreased 1.8 percent (declining 7.3 percent in Western and Central Europe, partially offset by an increase of 2.1 percent in North America).

Automotive industry production volumes in our primary markets declined 1.8 percent in the six months ended June 30, 2024 (declining 5.3 percent in Western and Central Europe, partially offset by an increase of 1.8 percent in North America) and were 12.6 percent lower than 2019 pre-pandemic levels. Production volumes of our key customers decreased 0.7 percent (declining 7.6 percent in Western and Central Europe, partially offset by an increase of 4.6 percent in North America).

The IHS July 2024 forecast projects that production volumes in our primary markets are expected to decline 2.5 percent in 2024 (a decline of 5.6 percent in Western and Central Europe, partially offset by a 0.6 percent increase in North America) and are expected to be 11.3 percent below pre-pandemic levels. IHS forecasts production volumes of our key customers to decrease 0.3 percent (a decline of 5.3 percent in Western and Central Europe, partially offset by an increase of 3.2 percent in North America).

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

Overview of the Second Quarter of 2024

The following charts show the operational performance in the quarter ended June 30, 2024 in comparison to the quarter ended June 30, 2023 (dollars in millions):

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

Results of Operations

	Three Months Ended
	June 30, 2024	June 30, 2023	Net Change
(Dollars in thousands, except per share data)
Net sales	$318,967	$372,603	(53,636)
Cost of sales	287,347	331,570	44,223
Gross profit	31,620	41,033	(9,413)
Gross profit percentage	9.9%	11.0%	(1.1)%
Selling, general and administrative expenses	21,376	17,016	(4,360)
Income (loss) from operations	10,244	24,017	(13,773)
Interest expense, net	(15,823)	(15,690)	(133)
Other income (expense), net	875	(2,600)	3,475
Income tax (provision) benefit	(6,420)	(5,794)	(626)
Net income (loss)	$(11,124)	$(67)	$(11,057)
Diluted earnings (loss) per share	$(0.75)	$(0.35)	$(0.40)

Value added sales (1)	$180,300	$200,243	$(19,943)
Value added sales adjusted for foreign exchange (1)	$181,109	$200,243	$(19,134)
Adjusted EBITDA (2)	$39,978	$52,018	$(12,040)
Percentage of net sales	12.5%	14.0%	(1.5)%
Percentage of value added sales	22.2%	26.0%	(3.8)%

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

Net Sales

Net sales for the second quarter of 2024 were $319.0 million, compared to net sales of $372.6 million for the same period in 2023, a decrease of 14.4 percent. The decrease in net sales was primarily due to $33.7 million in lower aluminum pass throughs to our OEM customers and $20.5 million due to lower volumes. The volume decline is primarily attributable to the deconsolidation of the financial results of the manufacturing facility in Germany, the net decline in our primary markets, and the exit from an unprofitable contract with one of our customers during 2023.

Value Added Sales Adjusted for Foreign Exchange

Value added sales adjusted for foreign exchange was $181.1 million for the second quarter of 2024 compared to value added sales of $200.2 million for the same period in 2023, a decrease of 9.6 percent. The decrease was primarily due to the deconsolidation of the financial results of the manufacturing facility in Germany.

Cost of Sales

Cost of sales was $287.3 million for the second quarter of 2024 compared to cost of sales of $331.6 million for the same period in 2023, a decrease of 13.3 percent. The decrease in cost of sales was due to $33.7 million in lower aluminum costs and $12.3 million due to lower volumes.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses of $21.4 million for the second quarter of 2024 increased $4.4 million compared to the same period in 2023 primarily due to restructuring related costs associated with the transformation of our European business.

Interest Expense, Net

Net interest expense for the second quarter of 2024 of $15.8 million was flat as compared to net interest expense of $15.7 million for the same period in 2023.

Other Income (Expense), Net

Other income was $0.9 million for the second quarter of 2024 compared to other expense of $2.6 million for the same period in 2023. This was primarily due to foreign exchange gains of $1.7 million in the second quarter of 2024, as compared to foreign exchange losses of $0.3 million and an unfavorable adjustment to a casualty loss recovery of $1.4 million in the second quarter of 2023.

Income Tax (Provision) Benefit

The income tax provision for the second quarter of 2024 was $6.4 million on a pre-tax loss of $4.7 million, representing an effective income tax rate of (136.5) percent. This differs from the statutory rate primarily due to valuation allowances and the mix of earnings among tax jurisdictions. The income tax provision for the second quarter of 2023 was $5.8 million on pre-tax income of $5.7 million, representing an effective income tax rate of 101.2 percent. This differs from the statutory rate primarily due to valuation allowances and the mix of earnings among tax jurisdictions.

Net Income (Loss)

Net loss for the second quarter of 2024 was $11.1 million, or a $0.75 loss per diluted share, compared to a net loss of $0.1 million, or a $0.35 loss per diluted share, for the same period in 2023. The increase in the net loss is attributable to the aforementioned items.

Segment Sales and Income from Operations

	Three Months Ended
	June 30, 2024	June 30, 2023	Change
(Dollars in thousands)
Selected data
Net sales
North America	$203,203	$208,205	$(5,002)
Europe	115,764	164,398	(48,634)
Total net sales	$318,967	$372,603	$(53,636)
Income (loss) from operations
North America	$13,195	$21,504	$(8,309)
Europe	(2,951)	2,513	(5,464)
Total income (loss) from operations	$10,244	$24,017	$(13,773)

North America

Net sales for our North America segment for the second quarter of 2024 decreased 2.4 percent compared to the same period in 2023. The $5.0 million decrease in net sales was primarily due to lower aluminum cost pass throughs to our OEM customers of $8.6 million and lower pricing and product mix of $1.1 million, which was partially offset by higher volumes of $4.6 million.

North America segment income from operations for the second quarter of 2024 decreased by $8.3 million, as compared to the same period in 2023, primarily due to higher conversion costs of $6.5 million largely due to higher labor and energy costs, higher selling general and administrative expenses of $2.0 million primarily related to professional service fees, and lower pricing and product mix of $1.6 million, which was partially offset by higher volumes of $1.8 million.

Europe

Net sales for our European segment for the second quarter of 2024 decreased 29.6 percent compared to the same period in 2023. The $48.6 million decrease in net sales was primarily due to lower aluminum pass throughs of $25.1 million and lower volumes of $25.1 million, which was partially offset by higher pricing and product mix of $2.6 million. The decrease in volume was primarily attributable to the deconsolidation of the financial results of the manufacturing facility in Germany, the decline in the Western and Central European market of 7.0 percent, and the exit from an unprofitable contract with one of our customers during 2023.

The European segment loss from operations for the second quarter of 2024 was $3.0 million as compared to income from operations of $2.5 million in the same period in 2023. This $5.5 million decrease was primarily due to lower volumes of $10.0 million and higher selling, general and administrative expenses of $2.5 million related to the European Transformation, which was partially offset by lower conversion costs of $3.5 million due to the ongoing transition of production to lower cost manufacturing facilities in Poland and higher pricing and product mix of $3.5 million.

Overview of the First Half of 2024

The following chart shows the operational performance in the six months ended June 30, 2024 in comparison to the six months ended June 30, 2023 ($ in millions):

Results of Operations

	Six Months Ended
	June 30, 2024	June 30, 2023	Net Change
(Dollars in thousands, except per share data)
Net sales	$635,243	$753,569	(118,326)
Cost of sales	582,477	677,958	95,481
Gross profit	52,766	75,611	(22,845)
Gross profit percentage	8.3%	10.0%	(1.7)%
Selling, general and administrative expenses	42,208	36,458	(5,750)
Income (loss) from operations	10,558	39,153	(28,595)
Interest expense, net	(31,701)	(31,388)	(313)
Other income (expense), net	338	(2,787)	3,125
Income tax (provision) benefit	(23,068)	(9,092)	(13,976)
Net income (loss)	$(43,873)	$(4,114)	$(39,759)
Diluted earnings (loss) per share	$(2.26)	$(0.84)	$(1.42)

Value added sales (1)	$352,498	$402,905	$(50,407)
Value added sales adjusted for foreign exchange (1)	$352,439	$402,905	$(50,466)
Adjusted EBITDA (2)	$70,827	$97,506	$(26,679)
Percentage of net sales	11.1%	12.9%	(1.8)%
Percentage of value added sales	20.1%	24.2%	(4.1)%

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

Net Sales

Net sales for the first half of 2024 were $635.2 million, compared to net sales of $753.6 million for the same period in 2023, a decrease of 15.7 percent. The decrease in net sales was primarily due to lower aluminum pass throughs to our OEM customers of $67.9 million, lower volumes of $35.7 million, and lower pricing and product mix of $15.2 million. The volume decline is primarily attributable to the deconsolidation of the financial results of the manufacturing facility in Germany, the net decline in our primary markets, and the exit from an unprofitable contract with one of our customers during 2023.

Value Added Sales Adjusted for Foreign Exchange

Value added sales adjusted for foreign exchange was $352.5 million for the first half of 2024 compared to value added sales adjusted for foreign exchange of $402.9 million for the same period in 2023, a decrease of 12.5 percent. The decrease was primarily due to the deconsolidation of the financial results of the manufacturing facility in Germany.

Cost of Sales

Cost of sales was $582.5 million for the first half of 2024 compared to cost of sales of $678.0 million for the same period in 2023, a decrease of 14.1 percent. The decrease in cost of sales was due to lower aluminum costs of $67.9 million, lower volumes of $21.4 million, and lower conversion costs of $11.5 million.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses was $42.2 million for the first half of 2024 as compared to $36.5 million for the same period in 2023, an increase of $5.8 million. This increase was primarily due to restructuring related costs associated with the transformation of our European business.

Interest Expense, Net

Net interest expense for the first half of 2024 of $31.7 million was flat compared to net interest expense of $31.4 million for the same period in 2023 despite nominal increases in the SOFR interest rate and reductions in our interest rate swaps which were largely offset by lower average outstanding borrowings.

Other Income (Expense), Net

Other income was $0.4 million in the first half of 2024 compared to other expense of $2.8 million for the same period in 2023. This was primarily due to higher foreign exchange gains of $1.0 million in the first half of 2024 and an unfavorable adjustment to a casualty loss recovery of $1.4 million in the same period in 2023.

Income Tax (Provision) Benefit

The income tax provision for the first half of 2024 was $23.1 million on a pre-tax loss of $20.8 million, representing an effective income tax rate of (110.9) percent. The effective income tax rate for the six months ended June 30, 2024 differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position, the mix of earnings among tax jurisdictions, and a tax charge affecting deferred tax assets related to tax restructuring of $17.8 million. The income tax provision for the first half of 2023 was $9.1 million on a pre-tax income of $5.0 million, representing an effective income tax rate of 182.6 percent. This differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position and the mix of earnings among tax jurisdictions.

Net Income (Loss)

Net loss for the first half of 2024 was $43.9 million, or a $2.26 loss per diluted share, compared to a net loss of $4.1 million, or $0.84 loss per diluted share, for the same period in 2023. The increase in net loss was attributable to the aforementioned items.

Segment Sales and Income from Operations

	Six Months Ended
	June 30, 2024	June 30, 2023	Change
(Dollars in thousands)
Selected data
Net sales
North America	$396,711	$419,823	$(23,112)
Europe	238,532	333,746	(95,214)
Total net sales	$635,243	$753,569	$(118,326)
Income (loss) from operations
North America	$21,277	$43,219	$(21,942)
Europe	(10,719)	(4,066)	(6,653)
Total income (loss) from operations	$10,558	$39,153	$(28,595)

North America

Net sales for our North American segment for the first half of 2024 decreased 5.5 percent compared to the same period in 2023. The $23.1 million decrease in net sales was primarily due to lower aluminum cost pass throughs to our OEM customers of $21.7 million and lower pricing and product mix of $8.1 million, which was partially offset by $6.2 million due to higher volumes.

North American segment income from operations for the first half of 2024 decreased by $21.9 million, as compared to the same period in 2023, primarily due to higher conversion costs of $11.8 million, largely due to higher labor and energy costs, lower pricing and product mix of $9.8 million, higher selling, general and administrative expenses of $2.8 million primarily due to professional service fees, which was partially offset by $2.5 million due to higher volumes.

Europe

Net sales for our European segment for the first half of 2024 decreased 28.5 percent compared to the same period in 2023. The $95.2 million decrease in net sales was due to lower aluminum pass throughs of $46.2 million, lower volumes of $41.9 million and lower pricing and product mix of $7.1 million. The decline in volume was primarily attributable to the deconsolidation of the financial results of the manufacturing facility in Germany, the decline in the Western and Central European market of 5.3 percent, and the exit from an unprofitable contract with one of our customers during 2023.

The European segment loss from operations for the first half of 2024 was $6.7 million higher than the same period in 2023. The increase in the loss from operations was primarily due to lower volumes of $16.8 million, lower pricing and product mix of $4.7 million, and higher selling, general and administrative expenses of $2.9 million related to the European Transformation, which was partially offset by lower conversion costs of $17.7 million due to the ongoing transition of production to lower cost manufacturing facilities in Poland.

Financial Condition, Liquidity and Capital Resources

Our working capital requirements, investing activities and preferred stock cash dividend payments have historically been funded by cash flow from operations.

As of June 30, 2024, our Notes (as defined below) due June 15, 2025 have been included in short-term debt in the condensed consolidated balance sheet. If we have not repaid, refinanced or otherwise extended the maturity date of the Notes beyond the maturity date of our term loan facility by March 17, 2025, our term loan facility and revolving credit facility would become due on March 17, 2025. Based on our current estimates and forecasts, we believe the expected cash flows generated from our operations, along with existing liquidity, including undrawn capacity under our revolving credit facility, will be sufficient to satisfy our obligations as they become due over the next twelve months beyond the issuance date of these condensed consolidated financial statements, including repayment of the Notes prior to March 17, 2025.

We initiated discussions with various lenders to refinance our existing debt, including the Notes, and are in advanced discussions with certain lenders for the funding necessary to retire the Notes. There can be no assurances that these discussions will result in any transaction or, if a transaction is undertaken, any assurances as to its terms or timing.

If we are unable to repay, refinance or otherwise extend the Notes, or refinance or otherwise extend the redeemable preferred stock prior to their respective maturity and redemption dates, the maturity of our Term Loan Facility and Revolving Credit Facility would accelerate to a date 91 days prior to the maturity date of the Notes or redemption date of the redeemable preferred stock (refer to Note 8 “Debt” in the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Information”).

Capital expenditures relate to improving production quality and efficiency and extending the useful lives of our existing equipment, and expenditures for new product offerings, as well as expanded capacity for existing products. During 2024, we expect that capital expenditures will be approximately $40.0 million.

As of June 30, 2024 our primary sources of liquidity include the following:

Total Available Liquidity at June 30, 2024 (in millions):	Available Liquidity
Cash and cash equivalents	$172.2
Unused commitments on the revolving credit facility (1)	51.6
Minimum contractual liquidity per the Credit Agreement	(37.5)
$186.3
(1)
Reduced by outstanding letters of credit at June 30, 2024 of $8.4M.

Senior Secured Credit Facilities

A summary of our senior secured credit facilities at June 30, 2024 are as follows (amounts in thousands):

	June 30, 2024
	Principal	Carrying Value
Senior Secured Credit Facilities:
Revolving Credit Facility	$-	$-
Term Loan Facility	$394,000	$375,400

On December 15, 2022, we entered into a $400.0 million term loan facility (the “Term Loan Facility”) with Oaktree Fund Administration L.L.C., in its capacity as the administrative agent, JPMorgan Chase Bank, N.A., in its capacity as collateral agent, and other lenders party thereto. Concurrent with the execution of the Term Loan Facility, we entered into a $60.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Credit Agreement, the “Credit Agreements”) with JPMorgan Chase Bank, N.A., in its capacity as administrative agent, collateral agent and issuing bank, and other lenders and issuing banks thereunder.

The Revolving Credit Facility and the Term Loan Facility are scheduled to mature on December 15, 2027 and December 15, 2028. However, in the event we have not repaid, refinanced or otherwise extended the maturity date of the Notes (as defined below) beyond the maturity date of the Term Loan Facility by the date 91 days prior to June 15, 2025, the Term Loan Facility and Revolving Credit Facility would mature 91 days prior to June 15, 2025. Similarly, in the event we have not redeemed, refinanced or otherwise extended the redemption date of the redeemable preferred stock beyond the maturity date of the Term Loan Facility by the date 91 days prior to September 14, 2025, the Term Loan Facility and Revolving Credit Facility would mature 91 days prior to September 14, 2025. The

Term Loan Facility requires quarterly principal payments of $1.0 million. Additional principal payments may be due with respect to asset sales, debt issuances and as a percentage of cash flow in excess of a specified threshold.

As of June 30, 2024, the interest rate on borrowings under the Term Loan Facility was SOFR plus 8.0 percent and will remain at SOFR plus 8.0 percent for each period for which the Company’s Secured Net Leverage Ratio (as defined in the Term Loan Credit Agreement) is greater than 1.0 to 1.0.

Further information on the Senior Secured Credit Facilities is included in “Note 10 - Debt” in the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.

As of June 30, 2024, we are in compliance with all covenants under the Credit Agreements.

Senior Notes

A summary of our senior notes at June 30, 2024 are as follows (amounts in thousands):

	June 30, 2024
	Principal	Carrying Value
Senior Notes:
6.00% Senior Notes	$232,526	$231,543

On June 15, 2017, we issued €250.0 million aggregate principal amount of 6.00% Senior Notes due June 15, 2025 (the “Notes”). Interest on the Notes is payable semiannually, on June 15 and December 15. We may redeem the Notes, in whole or in part, at a redemption price of 100 percent, plus any accrued and unpaid interest to, but not including, the applicable redemption date. If we experience a change of control or sell certain assets, we may be required to offer to purchase the Notes from the holders. The Notes are senior unsecured obligations ranking equally in right of payment with all of its existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness. The Notes are effectively subordinated in right of payment to our existing and future secured indebtedness, including the Senior Secured Credit Facilities, to the extent of the assets securing such indebtedness.

Further information on the Notes is included in “Note 10 - Debt” in the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.

As of June 30, 2024, we are in compliance with all covenants under the indenture governing the Notes.

Redeemable Preferred Stock

During the three months ended June 30, 2024, the preferred stock dividends were paid-in-kind, which increased the stated value of the preferred stock by $3.4 million. The preferred shares will continue to accrue dividends at 9.0 percent on the stated value ($153.4 million). The associated redemption premium on the increase in the stated value will be accreted from July 1, 2024 through September 14, 2025 using the interest method. The redemption value of the preferred stock will be the greater of (i) two times the stated value ($153.4 million), plus any accrued unpaid dividends, currently $306.7 million as of June 30, 2024, or (ii) the product of the number of common shares into which the redeemable preferred stock could be converted (5.4 million shares currently) and the then current market price of the common stock.

As of June 30, 2024, the preferred stock balance was $265.4 million. The redeemable preferred stock may be redeemed at the holder’s election on or after September 14, 2025 or upon the occurrence of a redemption event, provided we have cash legally available to pay such redemption. If we are unable to redeem the shares of preferred stock in full, any shares of preferred stock not redeemed would continue to receive an annual dividend of 9.0 percent on the stated value which would be payable quarterly. The Board of Directors would have to evaluate periodically our ability to make any redemption payments until the full redemption amount has been paid.

As of June 30, 2024, there have been no changes in the preferred shareholder rights, including conversion and redemption rights, from those described in “Note 12 - Redeemable Preferred Stock” in the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Factoring Arrangements

As of June 30, 2024, we had no significant off-balance sheet arrangements other than factoring of $94.5 million of our trade receivables.

Cash Flows

The following table summarizes the cash flows from operating, investing and financing activities as reflected in the condensed consolidated statements of cash flows.

	Six Months Ended
	June 30, 2024	June 30, 2023
(Dollars in thousands)
Net cash provided (used) by operating activities	(4,544)	11,167
Net cash provided (used) by investing activities	(14,844)	(21,751)
Net cash provided (used) by financing activities	(8,094)	(22,999)
Effect of exchange rate changes on cash	(1,862)	1,676
Net changes in cash and cash equivalents	$(29,344)	$(31,907)

Operating Activities

Net cash used in operating activities was $4.5 million for the first half of 2024 compared to net cash provided by operating activities of $11.2 million for the same period in 2023. The increase in net cash used by operating activities was primarily due to lower earnings partially offset by less investment in working capital.

Investing Activities

Net cash used in investing activities of $14.8 million for the first half of 2024 was $6.9 million lower than the same period in 2023 due to lower capital expenditures. The decrease in capital expenditures was primarily due to the completion of a capital project for refinishing capabilities in 2023.

Financing Activities

Net cash used in financing activities was $8.1 million for the first half of 2024 was $14.9 million lower than the same period in 2023. This decrease was primarily due to a $9.6 million decrease in debt payments related to Capex loans repaid in 2023 and a $3.4 million decrease in preferred stock dividends which were paid-in-kind for the quarter ended June 30, 2024.

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

The following table reconciles our net sales, the most directly comparable U.S. GAAP financial measure, to our value added sales and value added sales adjusted for foreign exchange:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
(Dollars in thousands)
Net sales	$318,967	$372,603	$635,243	$753,569
Less: aluminum, other costs, and outside service provider costs	(138,667)	(172,360)	(282,745)	(350,664)
Value added sales	$180,300	$200,243	$352,498	$402,905
Currency impact on current period value added sales	809	—	(59)	—
Value added sales adjusted for foreign exchange	$181,109	$200,243	$352,439	$402,905

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

The following table reconciles our net loss, the most directly comparable U.S. GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
(Dollars in thousands)
Net income (loss)	$(11,124)	$(67)	$(43,873)	$(4,114)
Interest expense, net	15,823	15,690	31,701	31,388
Income tax provision	6,420	5,794	23,068	9,092
Depreciation	17,046	18,567	34,108	36,584
Amortization	4,842	4,900	9,726	9,724
Restructuring, factoring fees and other (1) (2) (3) (4)	6,971	7,134	16,097	14,832
Adjusted EBITDA	$39,978	$52,018	$70,827	$97,506
Adjusted EBITDA as a percentage of net sales	12.5%	14.0%	11.1%	12.9%
Adjusted EBITDA as a percentage of value added sales	22.2%	26.0%	20.1%	24.2%

(1)
In the second quarter of 2024, we incurred $1.1 million of accounts receivable factoring fees and $5.9 million of restructuring and related costs, primarily professional services fees.
(2)
In the first half of 2024, we incurred $2.3 million of accounts receivable factoring fees and $13.8 million of restructuring and related costs, primarily professional services fees.
(3)
In the second quarter of 2023, we incurred $2.5 million of restructuring costs, a casualty loss of $1.4 million, $0.9 million accounts receivable factoring fees and $2.3 million of other costs.
(4)
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in

SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

See Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1

Offer Letter of Employment, dated April 25, 2024 between Superior Industries International, Inc. and Stacie Schulz

(Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed May 29, 2024)

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

Date: August 8, 2024	/s/ Majdi B. Abulaban
Majdi B. Abulaban President and Chief Executive Officer

Date: August 8, 2024	/s/ C. Timothy Trenary
C. Timothy Trenary Executive Vice President and Chief Financial Officer