Form 10-Q
period 2024-09-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2024-11-07
CIK 95552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Number of shares of common stock outstanding as of November 1, 2024: 28,886,053

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
NET SALES	$321,757	$323,077	$957,000	$1,076,646
Cost of sales	293,123	297,788	875,600	975,746
GROSS PROFIT	28,634	25,289	81,400	100,900
Selling, general and administrative expenses	23,900	16,857	66,108	53,315
Loss on deconsolidation of subsidiary	—	79,629	—	79,629
INCOME (LOSS) FROM OPERATIONS	4,734	(71,197)	15,292	(32,044)
Interest expense, net	(17,857)	(15,678)	(49,558)	(47,066)
Loss on extinguishment of debt	(13,052)	—	(13,052)	—
Other income (expense), net	2,297	179	2,635	(2,608)
INCOME (LOSS) BEFORE INCOME TAXES	(23,878)	(86,696)	(44,683)	(81,718)
Income tax (provision) benefit	(875)	379	(23,943)	(8,713)
NET INCOME (LOSS)	$(24,753)	$(86,317)	$(68,626)	$(90,431)
EARNINGS (LOSS) PER SHARE – BASIC	$(1.24)	$(3.42)	$(3.50)	$(4.29)
EARNINGS (LOSS) PER SHARE – DILUTED	$(1.24)	$(3.42)	$(3.50)	$(4.29)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income (loss)	$(24,753)	$(86,317)	$(68,626)	$(90,431)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(9,965)	(4,869)	(25,713)	18,304
Change in unrecognized gains (losses) on derivative instruments:
Change in fair value of derivatives	(14,790)	(14,673)	(32,047)	38,375
Tax (provision) benefit	3,179	1,472	7,154	(3,112)
Change in unrecognized gains (losses) on derivative instruments, net of tax	(11,611)	(13,201)	(24,893)	35,263
Defined benefit pension plan:
Amortization of actuarial losses on pension obligation	1	—	4	—
Tax (provision) benefit	—	—	178	—
Pension changes, net of tax	1	—	182	—
Other comprehensive income (loss), net of tax	(21,575)	(18,070)	(50,424)	53,567
Comprehensive income (loss)	$(46,328)	$(104,387)	$(119,050)	$(36,864)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$24,280	$201,606
Accounts receivable, net	103,639	56,393
Inventories, net	145,690	144,609
Income taxes receivable	4,278	1,559
Current derivative financial instruments	24,166	38,298
Other current assets	20,555	17,464
Total current assets	322,608	459,929
Property, plant and equipment, net	355,676	398,599
Deferred income tax assets, net	40,277	52,213
Intangibles, net	18,547	33,242
Derivative financial instruments	22,015	40,471
Other noncurrent assets	42,536	46,117
Total assets	$801,659	$1,030,571
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$143,839	$124,907
Short-term debt	5,773	5,322
Accrued expenses	68,788	66,838
Income taxes payable	1,115	1,844
Total current liabilities	219,515	198,911
Long-term debt (less current portion)	483,255	610,632
Noncurrent income tax liabilities	5,871	8,129
Deferred income tax liabilities, net	1,025	1,903
Other noncurrent liabilities	46,829	47,821
Commitments and contingent liabilities (Note 15)
Mezzanine equity:
Preferred stock, $0.01 par value
Authorized – 1,000,000 shares
Issued and outstanding – 150,000 shares outstanding at September 30, 2024 and December 31, 2023	276,467	248,222
Noncontrolling redeemable equity	546	893
Shareholders’ equity (deficit):
Common stock, $0.01 par value
Authorized – 100,000,000 shares
Issued and outstanding – 28,886,053 and 28,091,440 shares at September 30, 2024 and December 31, 2023	120,093	115,340
Accumulated other comprehensive income (loss)	(72,715)	(22,291)
Retained earnings (deficit)	(279,227)	(178,989)
Total shareholders’ equity (deficit)	(231,849)	(85,940)
Total liabilities, mezzanine equity and shareholders’ equity (deficit)	$801,659	$1,030,571

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(68,626)	$(90,431)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	65,534	69,934
Income tax, noncash changes	16,254	9,258
Stock-based compensation	6,098	4,359
Amortization of debt issuance costs	3,974	3,609
Loss on deconsolidation of subsidiary	—	79,629
Loss on extinguishment of debt	13,052	—
Other noncash items	(8,978)	(4,690)
Changes in operating assets and liabilities:
Accounts receivable	(54,373)	(37,969)
Inventories	(2,744)	(8,195)
Other assets and liabilities	6,283	12,651
Accounts payable	21,411	(5,141)
Income taxes	(5,742)	(12,921)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(7,857)	20,093
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(20,985)	(29,483)
Deconsolidation of subsidiary cash	—	(4,447)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(20,985)	(33,930)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	337,317	—
Repayments of debt	(466,294)	(14,016)
Proceeds from borrowings on revolving credit facility	28,000	—
Repayments of borrowings on revolving credit facility	(28,000)	—
Cash dividends paid	(3,413)	(6,751)
Financing costs paid and other	(8,967)	(104)
Redemption premium paid on term loan repayment	(3,680)	—
Payments related to tax withholdings for stock-based compensation	(1,345)	(3,307)
Finance lease payments	(452)	(580)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(146,834)	(24,758)
Effect of exchange rate changes on cash	(1,650)	2,050
Net changes in cash and cash equivalents	(177,326)	(36,545)
Cash and cash equivalents at the beginning of the period	201,606	213,022
Cash and cash equivalents at the end of the period	$24,280	$176,477

Supplemental Cash Flow Information
Cash paid during the period for interest	$46,507	$43,078
Cash paid during the period for income taxes, net of refunds	$13,316	$12,369
Non-cash Investing Activities
Period end balance of accounts payable for property, plant, and equipment	$3,860	$5,840
Non-cash Financing Activities
Debt modification	$169,683	$—

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

(Unaudited)

For the three months ended September 30, 2024
	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Cumulative Translation Adjustment	Hedging Instruments	Pension Obligations	Retained Earnings (Deficit)	Total
BALANCE AT JULY 1, 2024	28,886,053	$118,082	$(98,750)	$46,577	$1,033	$(243,388)	$(176,446)
Net income (loss)	—	—	—	—	—	(24,753)	(24,753)
Change in accumulated other comprehensive income (loss), net of tax	—	—	(9,965)	(11,611)	1	—	(21,575)
Common stock issued, net of shares withheld for employee taxes	—	—	—	—	—	—	—
Stock-based compensation	—	2,011	—	—	—	—	2,011
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(11,081)	(11,081)
Noncontrolling redeemable equity dividend	—	—	—	—	—	(5)	(5)
BALANCE AT SEPTEMBER 30, 2024	28,886,053	$120,093	$(108,715)	$34,966	$1,034	$(279,227)	$(231,849)

For the nine months ended September 30, 2024
	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Cumulative Translation Adjustment	Hedging Instruments	Pension Obligations	Retained Earnings (Deficit)	Total
BALANCE AT JANUARY 1, 2024	28,091,440	$115,340	$(83,002)	$59,859	$852	$(178,989)	$(85,940)
Net income (loss)	—	—	—	—	—	(68,626)	(68,626)
Change in accumulated other comprehensive income (loss), net of tax	—	—	(25,713)	(24,893)	182	—	(50,424)
Common stock issued, net of shares withheld for employee taxes	794,613	—	—	—	—	—	—
Stock-based compensation	—	4,753	—	—	—	—	4,753
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(31,601)	(31,601)
Noncontrolling redeemable equity dividend	—	—	—	—	—	(11)	(11)
BALANCE AT SEPTEMBER 30, 2024	28,886,053	$120,093	$(108,715)	$34,966	$1,034	$(279,227)	$(231,849)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

For the three months ended September 30, 2023
	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Cumulative Translation Adjustment	Hedging Instruments	Pension Obligations	Retained Earnings (Deficit)	Total
BALANCE AT JULY 1, 2023	28,091,440	$110,802	$(87,531)	$68,308	$1,591	$(70,353)	$22,817
Net income (loss)	—	—	—	—	—	(86,317)	(86,317)
Change in accumulated other comprehensive income (loss), net of tax	—	—	(4,869)	(13,201)	—	—	(18,070)
Common stock issued, net of shares withheld for employee taxes	—	—		—	—	—	—
Stock-based compensation	—	1,355	—	—	—	—	1,355
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(9,853)	(9,853)
Noncontrolling redeemable equity dividend	—	—	—	—	—	(8)	(8)
BALANCE AT SEPTEMBER 30, 2023	28,091,440	$112,157	$(92,400)	$55,107	$1,591	$(166,531)	$(90,076)

For the nine months ended September 30, 2023
	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Cumulative Translation Adjustment	Hedging Instruments	Pension Obligations	Retained Earnings (Deficit)	Total
BALANCE AT JANUARY 1, 2023	27,016,125	$111,105	$(110,704)	$19,844	$1,591	$(47,133)	$(25,297)
Net income (loss)	—	—	—	—	—	(90,431)	(90,431)
Change in accumulated other comprehensive income (loss), net of tax	—	—	18,304	35,263	—	—	53,567
Common stock issued, net of shares withheld for employee taxes	1,075,315	—	—	—	—	—	—
Stock-based compensation	—	1,052	—	—	—	—	1,052
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(28,938)	(28,938)
Noncontrolling redeemable equity dividend	—	—	—	—	—	(29)	(29)
BALANCE AT SEPTEMBER 30, 2023	28,091,440	$112,157	$(92,400)	$55,107	$1,591	$(166,531)	$(90,076)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share or per share amounts, or as otherwise noted)

NOTE 1 – NATURE OF OPERATIONS AND PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

The principal business of Superior Industries International, Inc. (referred herein as the “Company” or “Superior”) is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe, and to the aftermarket in Europe. The Company’s aluminum wheels are primarily sold to OEMs for factory installation on new light vehicles. Aluminum wheels sold in the European aftermarket are under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the primary markets for the Company’s products, but it has a diversified global customer base consisting of North American, European, and Asian OEMs.

Presentation of Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, of a normal and recurring nature, which management believes are necessary for fair presentation of the financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on March 7, 2024 (the “2023 Form 10-K”).

These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions are eliminated in consolidation.

Interim financial reporting standards require the use of estimates that are based on assumptions regarding the outcome of future events and circumstances not known at that time. Inevitably, some assumptions will not materialize, unanticipated events or circumstances may occur which vary from those estimates and such variations may significantly affect future results. Additionally, operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Accounting Standards Issued But Not Yet Adopted

Accounting Standards Update (ASU) 2023-07, “Segment Reporting.” In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment’s profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity’s segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the effects of adopting this guidance.

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

NOTE 2 – REVENUE

The Company disaggregates revenue from contracts with customers by its reportable segments, North America and Europe. Revenues by segment for the three and nine months ended September 30, 2024 and 2023 are summarized in Note 5, “Business Segments.”

The opening and closing balances of customer receivables and current and long-term contract liabilities balances are as follows:

	September 30, 2024	December 31, 2023	Change
Customer receivables	$90,681	$41,879	$48,802
Contract liabilities—current	6,156	2,982	3,174
Contract liabilities—noncurrent	6,915	8,530	(1,615)

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

Interest Rate Risk

The Company has borrowings under its Senior Secured Credit Facilities that are at variable rates of interest and expose it to interest rate risk. If interest rates increase, debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same. The Company has entered into interest rate swaps exchanging floating for fixed-rate interest payments in order to reduce its interest rate volatility.

Commodity Price Risk

The principal raw material used in manufacturing aluminum wheels is aluminum alloys. While wheel prices under OEM customer contracts are adjusted for fluctuations in the cost of this material, the prices of its aftermarket wheels are generally fixed months in advance of the spring and winter sales seasons. Accordingly, the Company hedges a portion of its aftermarket aluminum purchases to offset the effect of fluctuating aluminum cost on its margins. In addition, the manufacture of aluminum wheels is energy-intensive, so the Company fixes a portion of its natural gas and electricity purchases with derivatives or contractual arrangements with energy suppliers.

Derivative Financial Instruments

The Company has derivatives designated as cash flow hedges that hedge the exposure to variability in expected future cash flows. These derivatives are accounted for as either assets or liabilities and adjusted to fair value each period with the resulting gain or loss recognized in other comprehensive income or loss (“OCI” or “OCL”) until the underlying hedged transaction is recognized in earnings. Once the hedged transaction is recognized in earnings for foreign exchange and commodity derivatives, the gain or loss initially recorded in accumulated OCI or OCL is recognized in cost of sales, while gains or losses on interest rate swaps are recognized in interest expense, net. Derivatives that have not been designated as hedges are adjusted to fair value each period and any gain or loss is recognized in other income (expense), net.

The Company has also recorded a derivative liability related to an embedded feature within the redeemable preferred stock (refer to Note 10 “Redeemable Shares”) and the term loan facility (refer to Note 8 “Debt”).

The following tables display the fair value of derivatives by financial statement line item as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Current Derivative Financial Instruments	Derivative Financial Instruments	Accrued Liabilities	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$22,228	$22,002	$404	$729
Commodity contracts	281	1	1,714	1,639
Interest rate contracts	1,314	12	—	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	343	—	18	—
Embedded derivative contracts	—	—	—	4,178
Total derivative financial instruments	$24,166	$22,015	$2,136	$6,546

	December 31, 2023
	Current Derivative Financial Instruments	Derivative Financial Instruments	Accrued Liabilities	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$33,075	$39,902	$440	$596
Commodity contracts	549	115	2,394	729
Interest rate contracts	3,162	454	—	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1,512	—	677	—
Total derivative financial instruments	$38,298	$40,471	$3,511	$1,325

The following table summarizes the notional amount of the Company’s derivative financial instruments as of September 30, 2024 and December 31, 2023:

	Notional Amount
	September 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Foreign exchange contracts	$410,703	$432,529
Commodity contracts	14,269	27,013
Interest rate contracts	200,000	200,000
Derivatives not designated as hedging instruments:
Foreign exchange contracts	30,957	34,764
Total derivative financial instruments	$655,929	$694,306

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

The following table summarizes the gain or loss recognized in OCI or OCL, the amounts reclassified from accumulated OCI or OCL into earnings, and the amounts recognized directly into earnings for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Derivatives designated as hedging instruments:
Amount of gain or (loss) recognized in OCI on derivatives, net of tax	$(11,611)	$(13,201)	$(24,893)	$35,263
Amount of pre-tax gain or (loss) reclassified from accumulated OCI into:
Cost of sales	6,291	7,767	23,106	15,745
Interest expense, net	1,171	1,371	3,459	3,471
Derivatives not designated as hedging instruments:
Amount of pre-tax gain or (loss) recognized in other income (expense), net	(1,054)	(375)	(2,878)	3,618

NOTE 4 – FAIR VALUE MEASUREMENTS

Assets and Fair Values Measured at Fair Value on a Recurring Basis

Asset and Liability Instruments

The carrying values for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to the short period of time until maturity.

Derivative Financial Instruments

The Company has over-the-counter customized derivative instruments and are not exchange-traded. The fair value of these instruments is estimated using the income valuation approach, which projects future cash flows and discounts the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, commodity prices, and the contractual terms of the derivative instruments. The discount rate used is the relevant benchmark rate (e.g., the secured overnight financing rate, “SOFR”) plus an adjustment for counterparty risk.

The fair value measurements of certain derivative liabilities rely primarily on Company-specific inputs, as observable inputs are not available.

The following tables categorize items measured at fair value as of September 30, 2024 and December 31, 2023:

	Fair Value Hierarchy	September 30, 2024	December 31, 2023
Derivative assets	Level 2	$46,181	$78,769
Derivative liabilities	Level 2	$4,504	$4,836
Derivative liabilities	Level 3	$4,178	$—

Financial Instruments Not Carried at Fair Value

Debt Instruments

The carrying values of the Company’s debt instruments differ from their fair values. The fair values are determined by reference to transacted prices and quotes for these instruments (Level 2). The estimated fair value, as well as the carrying value, of the Company’s debt instruments are shown below:

	September 30, 2024	December 31, 2023
Estimated fair value	$532,667	$627,008
Carrying value	489,028	615,954

NOTE 5 - BUSINESS SEGMENTS

North America and Europe comprise the Company’s reportable segments. Segment results for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Net Sales		Depreciation and Amortization		Income (Loss) from Operations
Three Months Ended	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
North America	$206,233	$194,873	$9,968	$10,207	$13,893	$14,286
Europe	115,524	128,204	11,732	13,419	(9,159)	(85,483)
	$321,757	$323,077	$21,700	$23,626	$4,734	$(71,197)

	Net Sales		Depreciation and Amortization		Income (Loss) from Operations
Nine Months Ended	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
North America	$602,944	$614,696	$30,645	$28,632	$35,170	$57,505
Europe	354,056	461,950	34,889	41,302	(19,878)	(89,549)
	$957,000	$1,076,646	$65,534	$69,934	$15,292	$(32,044)

	Total Assets
	September 30, 2024	December 31, 2023
North America	$426,431	$625,612
Europe	375,228	404,959
	$801,659	$1,030,571

NOTE 6 - INVENTORIES

Inventory by major classification as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
Raw materials	$40,299	$44,539
Work in process	37,826	25,289
Finished goods	67,565	74,781
Inventories, net	$145,690	$144,609

Service wheel and supplies inventory are included in other noncurrent assets and were $8.4 million and $11.7 million at September 30, 2024 and December 31, 2023.

NOTE 7 – INTANGIBLE ASSETS

Amortization for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Amortization expense	$4,943	$4,892	$14,669	$14,616

Annual Anticipated Future Amortization	Amount
Three Remaining Months of 2024	$5,022
2025	9,869
2026	2,581
2027	1,075
Total anticipated future amortization	$18,547

NOTE 8 – DEBT

A summary of the Company’s long-term obligations as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024		December 31, 2023
	Principal	Carrying Value	Principal	Carrying Value
Senior Secured Credit Facilities:
Revolving Credit Facility	$—	$—	$—	$—
Term Loan Facility	520,000	488,061	396,000	375,920
Senior Notes:
6.00% Senior Notes	—	—	239,601	238,126
Other debt:
European CapEx loans	—	—	784	784
Finance leases	967	967	1,124	1,124
		489,028		615,954
Less: Current portion of long-term debt		(5,773)		(5,322)
Long-term debt		$483,255		$610,632

Debt maturities as of September 30, 2024, which are due in the next five years are as follows:

Debt Maturities	Amount
Three remaining months of 2024	$1,873
2025	5,343
2026	5,402
2027	5,288
2028	503,061
Total debt liabilities	$520,967

Senior Secured Credit Facilities

On December 15, 2022, the Company entered into a $400.0 million term loan facility (the “2022 Term Loan Facility”) pursuant to a credit agreement (the “2022 Term Loan Credit Agreement”) with Oaktree Fund Administration L.L.C., in its capacity as the administrative agent, JPMorgan Chase Bank, N.A., in its capacity as collateral agent, and other lenders party thereto. Concurrent with the execution of the 2022 Term Loan Facility, the Company entered into a $60.0 million revolving credit facility (the “Revolving Credit Facility”) pursuant to a credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A., in its capacity as administrative agent, collateral agent and issuing bank, and other lenders and issuing banks thereunder.

On August 14, 2024, the Company amended and restated the 2022 Term Loan Credit Agreement in the form of an amended and restated credit agreement, by and among Oaktree Fund Administration L.L.C., in its capacity as the administrative agent, JPMorgan Chase Bank, N.A., in its capacity as a collateral agent, and the lenders party thereto (the “Amended and Restated Term Loan Credit Agreement” and, together with the Revolving Credit Agreement, the “Credit Agreements”), pursuant to which the Company incurred a new $520.0 million term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Senior Secured Credit Facilities” or “SSCF”). The proceeds of the Term Loan Facility were used to (i) refinance the 2022 Term Loan Facility, (ii) discharge the Company’s 6.000% Senior Notes due 2025, (iii) pay fees and expenses in connection with the foregoing, and (iv) for general corporate purposes. The Term Loan Facility matures on December 15, 2028 (with no springing maturity).

During the three and nine months ended September 30, 2024, the Company recognized a $12.2 million loss on extinguishment of debt related to the prepayment of the 2022 Term Loan Credit Agreement in connection with the debt refinancing.

Simultaneously with the execution of the Amended and Restated Term Loan Credit Agreement, the Company amended the Revolving Credit Facility pursuant to the First Amendment to Credit Agreement to, among other things (i) amend the financial covenants contained in the Revolving Credit Agreement, (ii) amend the maturity date applicable to the revolving commitments to remove the springing maturity applicable, thereto and (iii) require that the borrowings under the Revolving Credit Agreement be repaid in the event the Company holds cash in excess of a certain threshold. The revolving commitments will mature on December 15, 2027.

Prepayments

Amounts borrowed under the Term Loan Facility may be voluntarily prepaid subject to a prepayment premium of 2.00% of the loan principal plus the net present value of any lost interest in the first year, and 2.00% and 1.00% of the loan principal during second and third years. After the third anniversary of the date of the amendment and restatement date, there is no prepayment premium.

The Credit Agreements include certain mandatory prepayment provisions, including, among others, a requirement (i) to prepay amounts outstanding under the Revolving Credit Facility, if any, with any cash on hand in excess of $50 million at the end of each calendar month, (ii) to prepay amounts under the Term Loan Facility with any amount of Liquidity (defined as the sum of unrestricted cash and cash equivalent balances and amounts available to be drawn under the Revolving Credit Facility), after giving effect to any prepayment required under clause (i) above, in excess of $80 million at the end of each calendar, month and (iii) to prepay the Term Loan Facility with 75% of Excess Cash Flow (as defined in the Amended and Restated Term Loan Credit Agreement) generated by the Company, subject to customary deductions.

The Amended and Restated Term Loan Credit Agreement contains a mandatory prepayment provision upon the event of default, which the Company has accounted for separately as a derivative liability. As of September 30, 2024, the Company has recorded a derivative liability of $2.1 million in the condensed consolidated balance sheet.

Interest Rates

Borrowings under the Amended and Restated Term Loan Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) the secured overnight financing rate (“SOFR”), with a floor of 2.50% per annum, or (ii) a base rate (“Term Base Rate”), with a floor of 2.50% per annum, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the New York Federal Reserve Bank (the “NYFRB”) rate plus 0.50%, and (3) SOFR for an interest period of one month plus 1.00% , in each case, plus the applicable rate of 7.50% per annum for SOFR loans and 6.50% per annum for Term Base Rate loans. In the event of a payment default under the Term Loan Credit Agreement, past due amounts shall be subject to an additional default interest rate of 2.00%.

As of September 30, 2024, the interest rate in effect on borrowings under the Amended and Restated Term Loan Credit Facility was 12.6%.

Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) SOFR plus 0.10% (or, with respect to any borrowings denominated in Euros, the adjusted Euro Interbank Offered Rate, “EURIBOR”), with a floor of 0.00% per annum or (ii) a base rate (“Revolving Loan Base Rate”), with a floor of 1.00% per annum, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the NYFRB rate plus 0.50% and (3) SOFR for an interest period of one month plus 1.00% , in each case, plus the applicable rate. The applicable rate is determined by reference to the Company’s Secured Net Leverage Ratio (as defined in the Revolving Credit Agreement) and ranges between 3.50% and 4.50% per annum for SOFR (4.5% per annum for the current fiscal quarter) and EURIBOR loans, and between 2.50% and 3.50% per annum for Revolving Base Rate loans (3.5% per annum for the current fiscal quarter). The commitment fee for the unused commitment under the Revolving Credit Facility varies between 0.50% and 0.625% per annum depending on the Company’s Secured Net Leverage Ratio (0.625% per annum for the current fiscal quarter). Commitment fees are included in interest expense. In the event of a payment default under the Revolving Credit Agreement, past due amounts shall be subject to an additional default interest rate of 2.00% .

Guarantees and Collateral Security

The Company’s obligations under the Credit Agreements are unconditionally guaranteed by all material subsidiaries of the Company (collectively, the “SSCF Subsidiary Guarantors”), with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in adverse tax consequences. The guarantees of such obligations are secured, subject to permitted liens and other exceptions, by substantially all of the Company’s assets and the SSCF Subsidiary Guarantors’ assets, including but not limited to: (i) a perfected pledge of all of the capital stock issued by each of the SSCF Subsidiary Guarantors (subject to certain exceptions) and (ii) perfected security interests in and mortgages on substantially all tangible and intangible personal property and material fee-owned real property of the Company and the SSCF Subsidiary Guarantors (subject to certain exceptions and exclusions). The Company’s obligations under the Credit Agreements are secured by liens on a pari passu basis, but the obligations under the Revolving Credit Agreement have payment priority over the obligations under the Term Loan Credit Agreement.

Covenants

The Credit Agreements contain a number of restrictive covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends, distributions or other restricted payments, or repurchase its capital stock. The Credit Agreements also restrict the Company’s ability to prepay, redeem or repurchase any subordinated indebtedness or preferred stock, enter into agreements that limit its ability to incur liens on its assets or that restrict the ability of restricted subsidiaries to pay dividends or make other restricted payments, and enter into certain transactions with its affiliates.

The Amended and Restated Term Loan Credit Agreement requires the Company to maintain:

(i)
A Secured Net Leverage Ratio (as defined in the Amended and Restated Term Loan Credit Agreement) of no more than 3.75:1.00 for the relevant test periods ending during the period beginning on December 31, 2024 through and including March 31, 2025, and no more than 3.50:1.00 for the relevant test periods ending on June 30, 2025 and thereafter; and
(ii)
Liquidity of at least $37.5 million (subject to adjustments up to $50.0 million following any increase in the commitment under the Revolving Credit Facility).

The Revolving Credit Agreement requires the Company to maintain:

(i)
A Total Net Leverage Ratio (as defined in the Revolving Credit Agreement) of no more than 4.75:1.00 for the test period ending September 30, 2024, and no more than 4.50:1.00 for each test period ending thereafter;
(ii)
A Secured Net Leverage Ratio (as defined in the Revolving Credit Agreement) of no more than 4.75:1.00 for the test period ending September 30, 2024, no more than 3.75:1.00 for the relevant test periods ending during the period beginning December 31, 2024 through March 31, 2025, and no more than 3.50:1.00 for the relevant test periods ending on June 30, 2025 and thereafter; and
(iii)
Liquidity of at least $37.5 million (subject to adjustments up to $50.0 million following any increase in the commitment under the Revolving Credit Facility) but only so long as loans under the Amended and Restated Term Loan Facility are outstanding.

Additionally, if the Company pays the preferred stock dividends in cash to the preferred shareholders, the Credit Agreements require it to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreements) to be less than 1.10:1.00 at the end of the period such payment is made.

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

As of September 30, 2024, the Company was in compliance with all covenants under the Credit Agreements.

Available Unused Commitments under the Revolving Credit Facility

As of September 30, 2024, the Company had no outstanding borrowings under the Revolving Credit Facility and unused commitments of $52.5 million, which has been reduced for outstanding letters of credit of $7.5 million.

Senior Notes

On June 15, 2017, the Company issued €250 million aggregate principal amount of 6.000% Senior Notes due June 15, 2025 (the “Notes”). In connection with the closing of the Amended and Restated Term Loan Credit Agreement, the Company redeemed all of the Notes remaining outstanding at a redemption price of 100.000% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, August 26, 2024 (the “Redemption Date”), in accordance with the Indenture, dated June 15, 2017 (the “Indenture”), between the Company, certain subsidiary guarantors party thereto, The Bank of New York Mellon SA/NV, Luxembourg Branch, as registrar and transfer agent and The Bank of New York Mellon acting through its London Branch, as trustee. As of the Redemption Date, the Notes were no longer deemed outstanding and interest on the Notes ceased to accrue. During the three and nine months ended September 30, 2024, the Company recognized a $0.9 million loss on extinguishment of debt in connection with the redemption of the Notes.

European Debt

In connection with the acquisition of UNIWHEELS AG in 2017, the Company assumed $70.7 million of outstanding debt. As of December 31, 2023, $0.8 million of the assumed debt remained outstanding. The outstanding debt was repaid in full during the nine months ended September 30, 2024.

NOTE 9 - SUPPLIER FINANCE PROGRAM

The Company receives extended payment terms for a portion of its purchases (90 days rather than 60 days) with one of its principal aluminum suppliers in exchange for a nominal adjustment to the product pricing. The supplier factors receivables due from the Company with a financial institution. Obligations due to the factoring institution under this program as of September 30, 2024 and December 31, 2023 were $19.3 million and $18.0 million.

NOTE 10 - REDEEMABLE SHARES

Preferred Stock

During the three and nine months ended September 30, 2024, preferred stock dividends of $3.4 million and $6.8 million were paid-in-kind, which increased the stated value of the preferred stock. As of September 30, 2024 and December 31, 2023, the stated values of the preferred stock were $156.8 million and $150.0 million, and the corresponding carrying values were $276.5 million and $248.2 million.

The preferred shares will continue to accrue dividends at 9.0% on the stated value. The associated redemption premium on the increase in the stated value will be accreted from July 1, 2024 through September 14, 2025 using the interest method. The redemption value of the preferred stock will be the greater of (i) two times the stated value ($156.8 million) plus any accrued unpaid dividends, currently $313.5 million as of September 30, 2024, or (ii) the product of the number of common shares into which the redeemable preferred stock could be converted (5.6 million shares currently) and the then-current market price of the common stock.

The redeemable preferred stock may be redeemed at the holder’s election on or after September 14, 2025 or upon the occurrence of a redemption event, provided the Company has cash legally available to pay such redemption. If the Company is unable to redeem the shares of preferred stock in full, any shares of preferred stock not redeemed would continue to receive an annual dividend of 9.0% on the stated value which would be payable quarterly. The Board of Directors would have to evaluate periodically the ability of the Company to make any redemption payments until the full redemption amount has been paid.

As of September 30, 2024, there have been no changes in the preferred shareholder rights, including conversion and redemption rights from those described in the Company’s 2023 Form 10-K.

Noncontrolling Redeemable Equity

The Company has a noncontrolling interest that is currently redeemable. It is presented in the temporary equity section of the condensed consolidated balance sheets and is adjusted to its redemption value at the end of each reporting period.

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss), after deducting preferred dividends and accretion, and European noncontrolling redeemable equity dividends, by the weighted average number of common shares outstanding. For purposes of calculating diluted earnings per share, the weighted average shares outstanding includes the dilutive effect of outstanding stock options, and time and performance based restricted stock units under the treasury stock method.

The redeemable preferred shares discussed in Note 10, “Redeemable Shares” (convertible into 5,566 thousand shares) are participating securities and have not been included in the diluted earnings per share because they would be anti-dilutive for the three and nine months ended September 30, 2024 and 2023. In calculating basic and diluted earnings per share, a company with participating securities must allocate earnings to the participating securities with a corresponding reduction in the earnings attributable to common shares under the two-class method. Losses are only allocated to participating securities when the security holders have a contractual obligation to share in the losses of the Company with common stockholders. Because the redeemable preferred shareholders do not have a contractual obligation to share in the Company’s losses with common stockholders, the full amount of the Company’s losses for the three and nine months ended September 30, 2024 and 2023 were attributed to the common shares.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
(Dollars in thousands, except per share amounts)
Net income (loss) attributable to common shareholders	$(24,753)	$(86,317)	$(68,626)	$(90,431)
Redeemable preferred stock dividends and accretion	(11,081)	(9,853)	(31,601)	(28,938)
Noncontrolling redeemable equity dividend	(5)	(8)	(11)	(29)
Basic numerator	$(35,839)	$(96,178)	$(100,238)	$(119,398)

Weighted average shares outstanding – Basic	28,886	28,091	28,625	27,812
Dilutive effect of common share equivalents	—	—	—	—
Weighted average shares outstanding – Diluted	28,886	28,091	28,625	27,812

Basic earnings (loss) per share	$(1.24)	$(3.42)	$(3.50)	$(4.29)
Diluted earnings (loss) per share	$(1.24)	$(3.42)	$(3.50)	$(4.29)

NOTE 12 - INCOME TAXES

For interim periods, we generally utilize the estimated annual effective tax rate method under which the estimated annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates and applied to year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances, settlements with taxing authorities and effects of changes in tax laws or rates, and changes due to tax restructuring are reported in the interim period in which they occur.

For the three and nine months ended September 30, 2024, we used the discrete period computation method. Use of the estimated annual effective tax rate method would not have provided a reliable estimate as small changes in the forecasted ordinary annual income resulted in significant changes in the estimated annual effective tax rate.

The income tax provision for the three and nine months ended September 30, 2024 was $0.9 million and $23.9 million on pre-tax losses of $23.9 million and $44.7 million, resulting in an effective income tax rate of (3.7)% and (53.6)%. The effective income tax rate for the three months ended September 30, 2024 differs from the statutory rate primarily due to valuation allowances and the mix of earnings among tax jurisdictions. The effective income tax rate for the nine months ended September 30, 2024 differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position, the mix of earnings among tax jurisdictions, and a deferred tax charge related to a tax restructuring of $17.8 million.

The income taxes for the three and nine months ended September 30, 2023 was a $0.4 million tax benefit and a $8.7 million tax provision on pre-tax losses of $86.7 million and $81.7 million, resulting in an effective income tax rate of 0.4% and (10.7)%. The effective income tax rate for the three months ended September 30, 2023 differs from the statutory rate primarily due to valuation allowances and the mix of earnings among tax jurisdictions. The effective income tax rate for the nine months ended September 30, 2023 differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position, and the mix of earnings among tax jurisdictions.

The Company continuously evaluates the realizability of its net deferred tax assets. As of September 30, 2024, certain U.S. and substantially all its German deferred tax assets, net of deferred tax liabilities, were subject to valuation allowances.

The Organization for Economic Co-operation and Development issued Pillar Two model rules introducing a new global minimum tax of 15.0% effective January 1, 2024. While the United States has not yet adopted the Pillar Two rules, various other governments around the world have enacted part of the legislation. As currently designed, Pillar Two ultimately applies to the Company’s worldwide operations. Currently, enacted Pillar Two legislation does not have a material effect on the consolidated financial statements. The Company continue to assess U.S. and global legislative action related to Pillar Two for potential effects.

NOTE 13 - LEASES

The Company determines whether an arrangement is or contains a lease at the inception of the arrangement. Operating leases are included in other noncurrent assets, accrued expenses, and other noncurrent liabilities in the condensed consolidated balance sheets. Finance leases are included in property, plant and equipment, net, short-term debt, and long-term debt (less current portion) in the condensed consolidated balance sheets.

Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Finance and operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. Since the Company generally does not have access to the interest rate implicit in the lease, it uses its incremental borrowing rate (for fully collateralized debt) at the inception of the lease in determining the present value of the lease payments. The implicit rate is, however, used where readily available. Lease expense under operating leases is recognized on a straight-line basis over the term of the lease. Certain of our leases contain both lease and nonlease components, which are accounted for separately.

The Company has operating and finance leases for office facilities, a data center, vehicles, and certain equipment. The remaining terms of the Company’s leases range from less than one year to five years. Certain leases include options to extend the lease term for up to ten years, as well as an option to terminate, both of which have been excluded from the term of the lease since exercise of the options is not reasonably certain.

Lease expense and cash flow for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Lease Expense
Finance lease expense:
Amortization of right-of-use assets	$141	$153	$404	$649
Interest on lease liabilities	8	7	19	38
Operating lease expense	809	658	2,443	2,019
Total lease expense	$958	$818	$2,866	$2,706

Cash Flow Components
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$8	$7	$19	$38
Operating cash outflows from operating leases	833	656	2,518	2,059
Financing cash outflows from finance leases	159	29	452	580
Right-of-use assets obtained in exchange for finance lease liabilities, net of terminations and disposals	340	93	354	631
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations and disposals	28	1,725	68	2,376

Operating and finance lease assets and liabilities, average lease term, and average discount rate as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Balance Sheet Information
Operating leases:
Other noncurrent assets	$7,978	$10,003
Accrued liabilities	$2,926	$2,987
Other noncurrent liabilities	4,953	7,000
Total operating lease liabilities	$7,879	$9,987

Finance leases:
Property, plant and equipment gross	$2,658	$2,301
Accumulated depreciation	(1,286)	(882)
Property, plant and equipment, net	$1,372	$1,419
Current portion of long-term debt	$573	$538
Long-term debt (less current portion)	394	586
Total finance lease liabilities	$967	$1,124

Lease Term and Discount Rates
Weighted-average remaining lease term - finance leases (years)	1.9	2.0
Weighted-average remaining lease term - operating leases (years)	2.6	3.3
Weighted-average discount rate - finance leases	4.2%	2.4%
Weighted-average discount rate - operating leases	4.9%	5.0%

Future minimum payments under our leases as of September 30, 2024 are as follows:

	Amount
Lease Maturities	Finance Leases	Operating Leases
Three remaining months of 2024	$573	$939
2025	143	3,120
2026	202	2,974
2027	88	1,337
2028	8	-
Total	1,014	8,370
Less: Imputed interest	(47)	(491)
Total lease liabilities, net of interest	$967	$7,879

NOTE 14 - STOCK-BASED COMPENSATION

The Company’s 2018 Equity Incentive Plan (the “Plan”), as amended, authorizes it to issue up to 9.85 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock units and performance restricted stock units to officers, key employees, non-employee directors and consultants. At September 30, 2024, there were 0.6 million shares available for future grants under this Plan. It is the Company’s policy to issue shares from authorized but not issued shares upon the exercise of stock options.

Under the terms of the Plan, each year eligible participants are granted time value restricted stock units (“RSUs”), vesting ratably over a three-year period, and performance restricted stock units (“PSUs”) with three-year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the Company’s common stock, with accrued dividends. Unrecognized stock-based compensation expense related to nonvested awards of $6.6 million is expected to be recognized over a weighted average period of approximately 1.7 years as of September 30, 2024.

Stock-based compensation expense is recognized in selling, general and administrative expenses in the condensed consolidated statement of income (loss). Total compensation expense for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Stock compensation expense	$2,011	$1,355	$6,098	$4,359

RSU and PSU activity for the nine months ended September 30, 2024 is summarized in the following table:

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2024	1,001,634	$4.39	2,192,759	$5.24
Granted	621,524	3.26	762,584	3.82
Settled	(574,185)	4.49	(605,150)	5.80
Balance at September 30, 2024	1,048,973	$3.66	2,350,193	$4.63

Awards estimated to vest in the future	1,048,973	$3.66	2,350,193	$4.63

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

When market conditions warrant, the Company may enter into purchase commitments to secure the supply of certain commodities used in the manufacturing process of its products, such as aluminum, electricity, natural gas, and other raw materials. Prices under the Company’s aluminum contracts are based on a market index and regional premiums for processing, transportation, and alloy components, which are adjusted quarterly for purchases in the ensuing quarter. Certain purchase agreements include volume commitments; however, any excess commitments are generally negotiated with suppliers, and those that have occurred in the past have been carried over to future periods.

Contingencies

The Company is party to various legal and environmental proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. Based on facts now known, except as provided below, it believes all such matters are adequately provided for, covered by insurance, are without merit and/or involve such amounts that would not materially adversely affect the consolidated results of operations, cash flows or financial position.

In March 2022, the German Federal Cartel Office initiated an investigation related to European light alloy wheel manufacturers, including Superior Industries Europe AG (a wholly owned subsidiary of the Company), on suspicion of conduct restricting competition. The Company is cooperating fully with the German Federal Cartel Office. In the event Superior Industries Europe AG is deemed to have violated the applicable statutes, it could be subject to a fine or civil proceedings. At this point, the Company is unable to predict the duration or the outcome of the investigation.

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

In December 2021, the Company’s energy distributor informed the Company that it would no longer supply energy, notwithstanding its contractual obligation to continue supply. Following a request from the Company, the court issued an injunction ordering the energy distributor to continue supplying energy and gas to the Company. In 2022, the Company obtained a final and binding judgment confirming that the original contracts with the energy distributor had not been effectively dissolved, and thus remained binding.

In September of 2022, the energy distributor’s parent company filed a suit against the Company asserting that the Company's energy contracts were no longer valid and asserted the Company owed additional amounts for its purchases between December 2021 and May 2022 equal to the excess of market prices over prices set forth in the original energy contracts. In June 2023, the Company obtained a judgment dismissing the claim in its entirety. In August 2023, the energy distributor’s parent company filed an appeal. Based on developments at an appellate hearing, the Company has concluded that an adverse judgment is now probable. Accordingly, the Company has recognized a provision of $1.5 million which represents the low end of the estimated range of the potential loss. The remaining potential loss is immaterial.

NOTE 16 – RECEIVABLES FACTORING

The Company sells certain customer trade receivables on a non-recourse basis as a “true sale” under factoring arrangements with designated financial institutions and cash proceeds are included in cash provided by operating activities. The Company’s ongoing involvement under the factoring arrangements is limited to processing of customer payments on the factored receivables. Factoring arrangements incorporate customary representations and warranties, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes.

During the three months ended September 30, 2024 and 2023, the Company sold trade receivables totaling $222.6 million and $147.8 million and incurred factoring fees of $1.9 million and $0.8 million. During the nine months ended September 30, 2024 and 2023, the Company sold trade receivables totaling $520.2 million and $571.2 million and incurred factoring fees of $4.2 million and $2.8 million.

As of September 30, 2024 and December 31, 2023, receivables of $97.5 million and $92.4 million had been factored and had not yet been paid by customers to the respective financial institutions. The collective limit under our factoring arrangements was $142.5 million and $142.1 million as of September 30, 2024 and December 31, 2023.

NOTE 17 – RESTRUCTURING

The Company initiates restructuring activities to execute management’s strategy, such as gaining operational efficiencies and achieving net cost reductions. Restructuring charges primarily consist of employee severance costs. During the three and nine months ended September 30, 2024, the Company recognized net restructuring charges of $2.5 million and $2.6 million.

During 2023, the Company initiated a program to reduce its global workforce to better align the cost structure with lower automotive industry production levels and recognized net restructuring charges of $0.1 million and $8.0 million during the three and nine months ended September 30, 2023.

The changes in the restructuring reserve balance for the three and nine months ended September 30, 2024 and 2023 were as follows:

	2024	2023
Balance at beginning of period	$3,386	$—
Revision to previous estimates	(933)	5,270
Cash payment	(907)	—
Foreign exchange	(77)	—
Balance at March 31	1,469	5,270
Provision	1,014	2,537
Cash payment	(45)	—
Foreign exchange	(11)	—
Balance at June 30	2,427	7,807
Provision	2,535	149
Cash payment	(1,681)	(2,594)
SPG deconsolidation	—	(1,701)
Foreign exchange	102	(159)
Balance at end of period	$3,383	$3,502

On October 23, 2024, the Board of Directors of the Company approved a restructuring plan designed to align its cost structure with the forecasted light vehicle industry volumes. Pursuant to the plan, the Company will reduce its headcount globally. The Company began implementing headcount reductions on October 28, 2024 and expects these actions to continue through early February 2025. The Company expects to record a charge in the range of $8.5 million to $10.5 million in the fourth quarter of 2024 in connection with the plan for cash severance costs.

NOTE 18 – RECEIVABLE FROM SPG BANKRUPTCY ESTATE

On August 31, 2023, the Company’s then-owned subsidiary Superior Industries Production Germany GmbH (“SPG”) filed voluntary petitions for preliminary insolvency proceedings (i.e., equivalent to Chapter 11 under the U.S. Bankruptcy Code). Effective August 31, 2023, the Company no longer controls SPG and deconsolidated the subsidiary, therefore, it is no longer included in the Company’s condensed consolidated financial statements.

On October 1, 2024, the Company and the insolvency administrator entered into a final settlement agreement to settle certain losses incurred by SPG as a result of continuing production to ensure the Company’s supply to its customers.

As of September 30, 2024 and December 31, 2023, the Company’s receivable due from the SPG bankruptcy estate was $13.2 million and $15.3 million and the associated allowance was $9.3 million and $14.8 million. The resulting net receivable as of September 30, 2024 and December 31, 2023 was $3.9 million and $0.5 million, which has been included in other noncurrent assets in the Company’s condensed consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have included or incorporated by reference in this Quarterly Report on Form 10-Q (including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management’s current expectations, estimates, assumptions, and beliefs concerning future events and conditions and may discuss, among other things, the increase in cost of raw materials, labor and energy, supply chain disruptions, material shortages, higher interest rates, the effect of geopolitical conflicts, such as the Russian military invasion of Ukraine (the “Ukraine Conflict”), on our future growth and earnings. Any statement that is not historical in nature is a forward-looking statement and may be identified using words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to,” “could,” “continue,” “estimates,” and similar expressions. These statements include our belief regarding general automotive industry and market conditions and growth rates, as well as general domestic and international economic conditions.

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, which could cause actual results to differ materially from such statements and from the Company’s historical results and experience. These risks, uncertainties and other factors include, but are not limited to, those described in Part I, Item 1A, “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report and those described from time to time in our other reports filed with the Securities and Exchange Commission.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Form 10-K.

Executive Overview

Overview of Superior

The principal business of Superior Industries International, Inc. (referred herein as the “Company,” “Superior,” or “we”, “us”, and “our”) is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe, and to the aftermarket in Europe. Our aluminum wheels are primarily sold to OEMs for factory installation on new light vehicles. We also sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the primary markets for our products, but we have a diversified global customer base consisting of North American, European, and Asian OEMs.

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

On August 31, 2023, our then-owned subsidiary Superior Industries Production Germany GmbH (“SPG”) filed voluntary petitions for preliminary insolvency proceedings (i.e., equivalent to Chapter 11 under the U.S. Bankruptcy Code). Effective August 31, 2023, we no longer control SPG and deconsolidated the subsidiary, therefore, it is no longer included in our consolidated financial statements. Refer to Note 22 – “Loss on Deconsolidation of Subsidiary” in Part II, Item 8. “Financial Statements and Supplementary Data” of our 2023 Form 10-K for additional information. With the deconsolidation of SPG, we relocated our wheel production from Germany to Poland (the “European Transformation”).

GM, Ford, Toyota and VW Group each individually accounted for 10% or more of our consolidated net sales for the three and nine months ended September 30, 2024 and 2023. Net sales to VW Group for the three and nine months ended September 30, 2024 reflect the effect of the deconsolidation of the financial results of our manufacturing facility in Germany. Our sales to these customers were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Percent of Sales	2024	2023	2024	2023
GM	26%	20%	25%	20%
Ford	17%	17%	16%	15%
Toyota	12%	11%	12%	11%
VW Group	12%	13%	11%	16%

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

The automotive industry was affected by supply chain disruptions and cost inflation that emerged following the COVID-19 global pandemic, which led to operating challenges for the automotive supplier base. The supply chain disruptions included shortages of semiconductors. Cost inflation has moderated somewhat but remains higher than pre-pandemic levels and has resulted in an increase in the cost of raw materials, labor, and energy. In addition, higher interest rates have adversely affected, and will likely continue to affect, our earnings and cash flow from operations.

In early 2022, the Ukraine Conflict contributed to order volatility and intensified inflationary cost pressures, specifically the cost of energy. While the cost of energy moderated in 2023, it remains higher in Europe than prices prevailing prior to the pandemic and the Ukraine Conflict.

The prices under our OEM contracts are adjusted for changes in the cost of aluminum and certain other costs; however, our aftermarket contracts do not provide such pass through of aluminum or other costs. Future increases in raw material costs and OEM production volatility may cause our inventory levels to increase, negatively affecting our results of operations and cash flow from operations.

Automotive industry production volumes in the North American and Western and Central European regions in the three and nine months ended September 30, 2024 (as published in October 2024 by IHS for Light Vehicles, an automotive industry analyst), as compared to the corresponding period of 2023, are shown below:

Three Months Ended	September 30,		2024 vs 2023
(Units in thousands)	2024	2023	% Change
North America	3,756	3,943	(4.7%)
Western and Central Europe	3,066	3,278	(6.5%)
Total	6,822	7,221	(5.5%)
Nine Months Ended
(Units in thousands)
North America	11,825	11,920	(0.8%)
Western and Central Europe	10,825	11,404	(5.1%)
Total	22,650	23,324	(2.9%)

Automotive industry production volumes in our primary markets declined 5.5% in the three months ended September 30, 2024 (declining 6.5% in Western and Central Europe and 4.7% in North America) and were 13.6% lower than 2019 pre-pandemic levels. Production volumes of our key customers decreased 1.6% (a decline of 2.1% in North America and a decline of 0.3% in Western and Central Europe).

Automotive industry production volumes in our primary markets declined 2.9% in the nine months ended September 30, 2024 (a decline of 5.1% in Western and Central Europe and a decline 0.8% in North America) and were 12.9% lower than 2019 pre-pandemic levels. Production volumes of our key customers decreased 0.6% (declining 5.1% in Western and Central Europe, partially offset by an increase of 1.9% in North America).

The IHS October 2024 forecast projects that production volumes in our primary markets are expected to decline 4.0% in 2024 (a decline of 6.6% in Western and Central Europe and a decline of 1.4% in North America) and are expected to be 12.7% below pre-pandemic levels. IHS forecasts production volumes of our key customers to decrease 0.9% (a decline of 6.0% in Western and Central Europe, partially offset by an increase of 1.9% in North America).

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

Overview of the Third Quarter of 2024

The following charts show the operational performance in the quarter ended September 30, 2024 in comparison to the quarter ended September 30, 2023 (dollars in millions):

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

Results of Operations

	Three Months Ended
	September 30, 2024	September 30, 2023	Net Change
(Dollars in thousands, except per share data)
Net sales	$321,757	$323,077	(1,320)
Cost of sales	293,123	297,788	4,665
Gross profit	28,634	25,289	3,345
Gross profit percentage	8.9%	7.8%	1.1%
Selling, general and administrative expenses	23,900	16,857	(7,043)
Loss on deconsolidation of subsidiary	—	79,629	79,629
Income (loss) from operations	4,734	(71,197)	75,931
Interest expense, net	(17,857)	(15,678)	(2,179)
Loss on extinguishment of debt	(13,052)	—	(13,052)
Other income (expense), net	2,297	179	2,118
Income tax (provision) benefit	(875)	379	(1,254)
Net income (loss)	$(24,753)	$(86,317)	$61,564
Diluted earnings (loss) per share	$(1.24)	$(3.42)	$2.18

Value added sales (1)	$171,020	$176,009	$(4,989)
Value added sales adjusted for foreign exchange (1)	$170,058	$176,009	$(5,951)
Adjusted EBITDA (2)	$40,799	$38,584	$2,215
Percentage of net sales	12.7%	11.9%	0.8%
Percentage of value added sales	23.9%	21.9%	2.0%

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

Net Sales

Net sales for the third quarter of 2024 were $321.8 million, compared to net sales of $323.1 million for the same period in 2023, a decrease of 0.4%. The decrease in net sales was primarily due to lower volumes of $3.6 million and a lower pricing and product mix of $1.9 million, which was partially offset by higher aluminum pass throughs to our OEM customers of $3.6 million. The volume decline is primarily attributable to the decline in the Western and Central Europe markets and to a lesser extent the deconsolidation of the financial results of the manufacturing facility in Germany, which was partially offset by an increase in North America volumes despite a decrease in industry production volumes.

Value Added Sales Adjusted for Foreign Exchange

Value added sales adjusted for foreign exchange was $170.1 million for the third quarter of 2024 compared to value added sales of $176.0 million for the same period in 2023, a decrease of 3.4%.

Cost of Sales

Cost of sales was $293.1 million for the third quarter of 2024 compared to cost of sales of $297.8 million for the same period in 2023, a decrease of 1.6%. The decrease in cost of sales was primarily due to lower conversion costs of $5.6 million and lower volumes of $1.8 million, which was partially offset by a higher product mix of $2.7 million.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses of $23.9 million for the third quarter of 2024 increased $7.0 million compared to the same period in 2023 primarily due to the debt refinancing, and restructuring and restructuring-related costs associated with the European Transformation.

Loss on Deconsolidation of Subsidiary

On August 31, 2023 (the “Filing Date”), our then-owned subsidiary Superior Industries Production Germany GmbH (“SPG”) filed voluntary petitions for preliminary insolvency proceedings, seeking relief under the German Insolvency Code. Effective as of the

Filing Date, we deconsolidated SPG from our condensed consolidated financial statements, recognizing a charge to operations of $79.6 million during the three months ended September 30, 2023.

Interest Expense, Net

Net interest expense was $17.9 million for the third quarter of 2024 compared to net interest expense of $15.7 million for the same period in 2023, an increase of 13.9%. The increase in net interest expense was primarily due to the upsizing of the borrowings under the amended and restated term loan and an increase in interest expense on borrowings under the Revolving Credit Facility, which was partially offset by a decrease in interest related to the senior notes, which were redeemed during the three months ended September 30, 2024.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the third quarter of 2024 was $13.1 million related to the prepayment of our term loan facility in connection with the debt refinancing and redemption of the senior notes; refer to “Financial Condition, Liquidity and Capital Resources” within this Management’s Discussion and Analysis for additional information.

Other Income (Expense), Net

Other income was $2.3 million for the third quarter of 2024 compared to other income of $0.2 million for the same period in 2023. This was primarily due to foreign exchange gains of $3.5 million in the third quarter of 2024, as compared to foreign exchange gains of $0.6 million, which was partially offset by an increase in factoring fees of $1.1 million.

Income Tax (Provision) Benefit

The income tax provision for the third quarter of 2024 was $0.9 million on a pre-tax loss of $23.9 million, representing an effective income tax rate of (3.7%). This differs from the statutory rate primarily due to valuation allowances and the mix of earnings among tax jurisdictions. The income tax benefit for the third quarter of 2023 was $0.4 million on pre-tax loss of $86.7 million, representing an effective income tax rate of 0.4%. This differs from the statutory rate primarily due to valuation allowances and the mix of earnings among tax jurisdictions.

Net Income (Loss)

Net loss for the third quarter of 2024 was $24.8 million, or a $1.24 loss per diluted share, compared to a net loss of $86.3 million, or a $3.42 loss per diluted share, for the same period in 2023. The decrease in the net loss is attributable to the aforementioned items.

Segment Sales and Income from Operations

	Three Months Ended
	September 30, 2024	September 30, 2023	Change
(Dollars in thousands)
Selected data
Net sales
North America	$206,233	$194,873	$11,360
Europe	115,524	128,204	(12,680)
Total net sales	$321,757	$323,077	$(1,320)
Income (loss) from operations
North America	$13,893	$14,286	$(393)
Europe	(9,159)	(85,483)	76,324
Total income (loss) from operations	$4,734	$(71,197)	$75,931

North America

Net sales for our North America segment for the third quarter of 2024 increased 5.8% compared to the same period in 2023. The $11.4 million increase in net sales was primarily due to higher aluminum cost pass throughs to our OEM customers of $6.8 million, higher volumes of $2.8 million, and a higher pricing and product mix of $2.0 million.

North America segment income from operations for the third quarter of 2024 decreased by $0.4 million, as compared to the same period in 2023, primarily due to higher SG&A expenses of $3.9 million primarily related to the debt refinancing, which was partially offset by lower conversion costs of $2.1 million, higher volumes of $0.8 million, and a higher pricing and product mix of $0.6 million.

Europe

Net sales for our European segment for the third quarter of 2024 decreased 9.9% compared to the same period in 2023. The $12.7 million decrease in net sales was primarily due to lower volumes of $6.4 million, a lower pricing and product mix of $3.9 million, and lower aluminum cost pass throughs to our OEM customers of $3.2 million. The decrease in volume was primarily attributable to the decline in the Western and Central European market and to a lesser extent the deconsolidation of the financial results of the manufacturing facility in Germany.

The European segment loss from operations for the third quarter of 2024 was $9.2 million as compared to the loss from operations of $85.5 million in the same period in 2023. This decrease was primarily due to the $79.6 million loss on deconsolidation of SPG, lower conversion costs of $7.7 million, which was partially offset by a lower pricing and product mix of $5.3 million, higher SG&A expenses of $3.2 million related to the European Transformation, and lower volumes of $2.5 million.

Overview of the First Nine Months of 2024

The following chart shows the operational performance in the nine months ended September 30, 2024 in comparison to the nine months ended September 30, 2023 ($ in millions):

Results of Operations

	Nine Months Ended
	September 30, 2024	September 30, 2023	Net Change
(Dollars in thousands, except per share data)
Net sales	$957,000	$1,076,646	(119,646)
Cost of sales	875,600	975,746	100,146
Gross profit	81,400	100,900	(19,500)
Gross profit percentage	8.5%	9.4%	(0.9)%
Selling, general and administrative expenses	66,108	53,315	(12,793)
Loss on deconsolidation of subsidiary	—	79,629	79,629
Income (loss) from operations	15,292	(32,044)	47,336
Interest expense, net	(49,558)	(47,066)	(2,492)
Loss on extinguishment of debt	(13,052)	—	(13,052)
Other income (expense), net	2,635	(2,608)	5,243
Income tax (provision) benefit	(23,943)	(8,713)	(15,230)
Net income (loss)	$(68,626)	$(90,431)	$21,805
Diluted earnings (loss) per share	$(3.50)	$(4.29)	$0.79

Value added sales (1)	$523,518	$578,913	$(55,395)
Value added sales adjusted for foreign exchange (1)	$522,497	$578,913	$(56,416)
Adjusted EBITDA (2)	$111,626	$136,090	$(24,464)
Percentage of net sales	11.7%	12.6%	(0.9)%
Percentage of value added sales	21.3%	23.5%	(2.2)%

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

Net Sales

Net sales for the first nine months of 2024 were $957.0 million, compared to net sales of $1,076.6 million for the same period in 2023, a decrease of 11.1%. The decrease in net sales was primarily due to lower aluminum pass throughs to our OEM customers of $64.3 million, lower volumes of $39.3 million, and a lower pricing and product mix of $16.8 million. The volume decline is primarily attributable to the deconsolidation of the financial results of the manufacturing facility in Germany, the decline in our primary markets, and the exit from an unprofitable contract with one of our customers during 2023.

Value Added Sales Adjusted for Foreign Exchange

Value added sales adjusted for foreign exchange was $522.5 million for the first nine months of 2024 compared to value added sales adjusted for foreign exchange of $578.9 million for the same period in 2023, a decrease of 9.7%.

Cost of Sales

Cost of sales was $875.6 million for the first nine months of 2024 compared to cost of sales of $975.7 million for the same period in 2023, a decrease of 10.3%. The decrease in cost of sales was due to lower conversion costs of $81.1 million and lower volumes of $23.2 million, which was partially offset by a higher product mix of $4.2 million.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $66.1 million for the first nine months of 2024 as compared to $53.3 million for the same period in 2023, an increase of $12.8 million. This increase was primarily due to restructuring and restructuring-related costs associated with the European Transformation and the debt refinancing.

Loss on Deconsolidation of Subsidiary

On August 31, 2023 (the “Filing Date”), our then-owned subsidiary Superior Industries Production Germany GmbH (“SPG”) filed voluntary petitions for preliminary insolvency proceedings, seeking relief under the German Insolvency Code. Effective as of the Filing Date, we deconsolidated SPG from our condensed consolidated financial statements, recognizing a charge to operations of $79.6 million during the nine months ended September 30, 2023.

Interest Expense, Net

Net interest expense was $49.6 million for the first nine months of 2024 compared to net interest expense of $47.1 million for the same period in 2023, an increase of 5.3%. The increase in net interest expense was primarily due to the upsizing of the borrowings under the amended and restated term loan and an increase in interest expense on borrowings under the Revolving Credit Facility, which was partially offset by a decrease in interest related to the senior notes, which were redeemed during the nine months ended September 30, 2024.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the first nine months of 2024 was $13.1 million related to the prepayment of our term loan facility in connection with the debt refinancing and redemption of the senior notes; refer to “Financial Condition, Liquidity and Capital Resources” within this Management’s Discussion and Analysis for additional information.

Other Income (Expense), Net

Other income was $2.6 million in the first nine months of 2024 compared to other expense of $2.6 million for the same period in 2023. This was primarily due to higher foreign exchange gains of $4.0 million in the first nine months of 2024 and an unfavorable adjustment to a casualty loss recovery of $1.4 million in the same period in 2023.

Income Tax (Provision) Benefit

The income tax provision for the first nine months of 2024 was $23.9 million on a pre-tax loss of $44.7 million, representing an effective income tax rate of (53.6%). The effective income tax rate for the first nine months of 2024 differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position, the mix of earnings among tax jurisdictions, and a tax charge affecting deferred tax assets related to tax restructuring of $17.8 million. The income tax provision for the first nine months of 2023 was $8.7 million on a pre-tax loss of $81.7 million, representing an effective income tax rate of (10.7%). This differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position, and the mix of earnings among tax jurisdictions.

Net Income (Loss)

Net loss for the first nine months of 2024 was $68.6 million, or a $3.50 loss per diluted share, compared to a net loss of $90.4 million, or $4.29 loss per diluted share, for the same period in 2023. The decrease in net loss was attributable to the aforementioned items.

Segment Sales and Income from Operations

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
(Dollars in thousands)
Selected data
Net sales
North America	$602,944	$614,696	$(11,752)
Europe	354,056	461,950	(107,894)
Total net sales	$957,000	$1,076,646	$(119,646)
Income (loss) from operations
North America	$35,170	$57,505	$(22,335)
Europe	(19,878)	(89,549)	69,671
Total income (loss) from operations	$15,292	$(32,044)	$47,336

North America

Net sales for our North American segment for the first nine months of 2024 decreased 1.9% compared to the same period in 2023. The $11.8 million decrease in net sales was primarily due to lower aluminum cost pass throughs to our OEM customers of $14.9 million and a lower pricing and product mix of $6.2 million, which was partially offset by higher volumes of $9.0 million.

North American segment income from operations for the first nine months of 2024 decreased by $22.3 million, as compared to the same period in 2023, primarily due to a lower pricing and product mix of $11.4 million, higher conversion costs of $7.6 million, higher SG&A expenses of $6.6 million primarily due to the debt refinancing, which was partially offset by higher volumes of $3.3 million.

Europe

Net sales for our European segment for the first nine months of 2024 decreased 23.4% compared to the same period in 2023. The $107.9 million decrease in net sales was due to lower aluminum cost pass throughs to our OEM customers of $49.4 million, lower volumes of $48.3 million, and a lower pricing and product mix of $10.6 million. The decline in volume was primarily attributable to the deconsolidation of the financial results of the manufacturing facility in Germany, the decline in the Western and Central European market, and the exit from an unprofitable contract with one of our customers during 2023.

The European segment loss from operations for the first nine months of 2024 was $69.7 million lower than the same period in 2023. The decrease in the loss from operations was primarily due to the $79.6 million loss on deconsolidation of SPG, lower conversion costs of $25.0 million, which was partially offset by lower volumes of $19.3 million, a lower pricing and product mix of $9.5 million, and higher SG&A expenses of $6.2 million related to the European Transformation.

Financial Condition, Liquidity and Capital Resources

Our working capital requirements, investing activities and preferred stock cash dividend payments have historically been funded by cash flow from operations.

Capital expenditures relate to improving production quality and efficiency and extending the useful lives of our existing equipment, and expenditures for new product offerings, as well as expanded capacity for existing products. During 2024, we expect that capital expenditures will be approximately between $30.0 million and $40.0 million.

As of September 30, 2024 our primary sources of liquidity include the following:

Total Available Liquidity at September 30, 2024 (in millions):	Available Liquidity
Cash and cash equivalents	$24.3
Unused commitments on the revolving credit facility (1)	52.5
Minimum contractual liquidity per the Credit Agreement	(37.5)
$39.3
(1)
Reduced by outstanding letters of credit at September 30, 2024 of $7.5M.

Senior Secured Credit Facilities

A summary of our senior secured credit facilities at September 30, 2024 are as follows (amounts in thousands):

	September 30, 2024
	Principal	Carrying Value
Senior Secured Credit Facilities:
Revolving Credit Facility	$-	$-
Term Loan Facility	$520,000	$488,061

On December 15, 2022, we entered into a $400.0 million term loan facility (the “2022 Term Loan Facility”) pursuant to a credit agreement (the “2022 Term Loan Credit Agreement”) with Oaktree Fund Administration L.L.C., in its capacity as the administrative agent, JPMorgan Chase Bank, N.A., in its capacity as collateral agent, and other lenders party thereto. Concurrent with the execution of the 2022 Term Loan Facility, we entered into a $60.0 million revolving credit facility (the “Revolving Credit Facility”) pursuant to a credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A., in its capacity as administrative agent, collateral agent and issuing bank, and other lenders and issuing banks thereunder.

On August 14, 2024, we amended and restated the 2022 Term Loan Credit Agreement in the form of an amended and restated credit agreement, by and among Oaktree Fund Administration L.L.C., in its capacity as the administrative agent, JPMorgan Chase Bank, N.A., in its capacity as a collateral agent, and the lenders party thereto (the “Amended and Restated Term Loan Credit Agreement” and, together with the Revolving Credit Agreement, the “Credit Agreements”), pursuant to which we incurred a new $520.0 million term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Senior Secured Credit Facilities” or “SSCF”). The proceeds of the Term Loan Facility were used to (i) refinance the 2022 Term Loan Facility, (ii) discharge our 6.000% Senior Notes due 2025, (iii) pay fees and expenses in connection with the foregoing, and (iv) for general corporate purposes. The Term Loan Facility matures on December 15, 2028 (with no springing maturity).

During the three and nine months ended September 30, 2024, we recognized a $12.2 million loss on extinguishment of debt related to the prepayment of the 2022 Term Loan Credit Agreement in connection with the debt refinancing.

Simultaneously with the execution of the Amended and Restated Term Loan Credit Agreement, we amended the Revolving Credit Facility pursuant to the First Amendment to Credit Agreement to, among other things (i) amend the financial covenants contained in the Revolving Credit Agreement, (ii) amend the maturity date applicable to the revolving commitments to remove the springing maturity applicable, thereto and (iii) require that the borrowings under the Revolving Credit Agreement be repaid in the event we hold cash in excess of a certain threshold. The revolving commitments will mature on December 15, 2027.

Prepayments

Amounts borrowed under the Term Loan Facility may be voluntarily prepaid subject to a prepayment premium of 2.00% of the loan principal plus the net present value of any lost interest in the first year, and 2.00% and 1.00% of the loan principal during second and third years. After the third anniversary of the date of the amendment and restatement date, there is no prepayment premium.

The Credit Agreements include certain mandatory prepayment provisions, including, among others, a requirement (i) to prepay amounts outstanding under the Revolving Credit Facility, if any, with any cash on hand in excess of $50 million at the end of each calendar month, (ii) to prepay amounts under the Term Loan Facility with any amount of Liquidity (defined as the sum of unrestricted cash and cash equivalent balances and amounts available to be drawn under the Revolving Credit Facility), after giving effect to any prepayment required under clause (i) above, in excess of $80 million at the end of each calendar month, and (iii) to prepay the Term Loan Facility with 75% of Excess Cash Flow (as defined in the Amended and Restated Term Loan Credit Agreement) generated by us, subject to customary deductions.

The Amended and Restated Term Loan Credit Agreement contains a mandatory prepayment provision upon the event of default, which we have accounted for separately as a derivative liability. As of September 30, 2024, we have recorded a derivative liability of $2.1 million in the condensed consolidated balance sheet.

Interest Rates

Borrowings under the Amended and Restated Term Loan Credit Facility bear interest at a rate equal to, at our option, either (i) the secured overnight financing rate (“SOFR”), with a floor of 2.50% per annum, or (ii) a base rate (“Term Base Rate”), with a floor of 2.50% per annum, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the New York Federal Reserve Bank (the “NYFRB”) rate plus 0.50%, and (3) SOFR for an interest period of one month plus 1.00%, in each case, plus the applicable rate of 7.50% per annum for SOFR loans and 6.50% per annum for Term Base Rate loans. In the event of a payment default under the Term Loan Credit Agreement, past due amounts shall be subject to an additional default interest rate of 2.00%.

As of September 30, 2024, the interest rate in effect on borrowings under the Amended and Restated Term Loan Credit Facility was 12.6%.

Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at our option, either (i) SOFR plus 0.10% (or, with respect to any borrowings denominated in euros, the adjusted Euro Interbank Offered Rate, “EURIBOR”), with a floor of 0.00% per annum or (ii) a base rate (“Revolving Loan Base Rate”), with a floor of 1.00% per annum, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the NYFRB rate plus 0.50% and (3) SOFR for an interest period of one month plus 1.00%, in each case, plus the applicable rate. The applicable rate is determined by reference to our Secured Net Leverage Ratio (as defined in the Revolving Credit Agreement) and ranges between 3.50% and 4.50% per annum for SOFR (4.5% per annum for the current fiscal quarter) and EURIBOR loans, and between 2.50% and 3.50% per annum for Revolving Base Rate loans (3.5% per annum for the current fiscal quarter). The commitment fee for the unused commitment under the Revolving Credit Facility varies between 0.50% and 0.625% per annum depending on our Secured Net Leverage Ratio (0.625% per annum for the current fiscal quarter). Commitment fees are included in interest expense. In the event of a payment default under the Revolving Credit Agreement, past due amounts shall be subject to an additional default interest rate of 2.00%.

Guarantees and Collateral Security

Our obligations under the Credit Agreements are unconditionally guaranteed by all of our material subsidiaries (collectively, the “SSCF Subsidiary Guarantors”), with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in adverse tax consequences. The guarantees of such obligations are secured, subject to permitted liens and other exceptions, by substantially all of our assets and the SSCF Subsidiary Guarantors’ assets, including but not limited to: (i) a perfected pledge of all of the capital stock issued by each of the SSCF Subsidiary Guarantors (subject to certain exceptions) and (ii) perfected security interests in and mortgages on substantially all tangible and intangible personal property and material fee-owned real property of ours and the SSCF Subsidiary Guarantors (subject to certain exceptions and exclusions). Our obligations under the Credit Agreements are secured by liens on a pari passu basis, but the obligations under the Revolving Credit Agreement have payment priority over the obligations under the Term Loan Credit Agreement.

Covenants

The Credit Agreements contain a number of restrictive covenants that, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends, distributions or other restricted payments, or repurchase its capital stock. The Credit Agreements also restrict our ability to prepay, redeem or repurchase any subordinated indebtedness or preferred stock, enter into agreements which limit our ability to incur liens on our assets or that restrict the ability of restricted subsidiaries to pay dividends or make other restricted payments, and enter into certain transactions with its affiliates.

The Amended and Restated Term Loan Credit Agreement requires us to maintain:

(i)
A Secured Net Leverage Ratio (as defined in the Amended and Restated Term Loan Credit Agreement) of no more than 3.75:1.00 for the relevant test periods ending during the period beginning on December 31, 2024 through and including March 31, 2025, and no more than 3.50:1.00 for the relevant test periods ending on June 30, 2025 and thereafter; and
(ii)
Liquidity of at least $37.5 million (subject to adjustments up to $50.0 million following any increase in the commitment under the Revolving Credit Facility).

The Revolving Credit Agreement requires us to maintain:

(i)
A Total Net Leverage Ratio (as defined in the Revolving Credit Agreement) of no more than 4.75:1.00 for the test period ending September 30, 2024, and no more than 4.50:1.00 for each test period ending thereafter;
(ii)
A Secured Net Leverage Ratio (as defined in the Revolving Credit Agreement) of no more than 4.75:1.00 for the test period ending September 30, 2024, no more than 3.75:1.00 for the relevant test periods ending during the period beginning December 31, 2024 through March 31, 2025, and no more than 3.50:1.00 for the relevant test periods ending on June 30, 2025 and thereafter; and
(iii)
Liquidity of at least $37.5 million (subject to adjustments up to $50.0 million following any increase in the commitment under the Revolving Credit Facility) but only so long as loans under the Amended and Restated Term Loan Facility are outstanding.

Additionally, if we pay the preferred stock dividends in cash to the preferred shareholders, the Credit Agreements require us to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreements) to be less than 1.10:1.00 at the end of the period such payment is made.

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

As of September 30, 2024, we are in compliance with all covenants under the Credit Agreements.

Available Unused Commitments under the Revolving Credit Facility

As of September 30, 2024, we had no outstanding borrowings under the Revolving Credit Facility and unused commitments of $52.5 million, which have been reduced for outstanding letters of credit of $7.5 million.

Senior Notes

On June 15, 2017, we issued €250 million aggregate principal amount of 6.000% Senior Notes due June 15, 2025 (the “Notes”). In connection with the closing of the Amended and Restated Term Loan Credit Agreement, we redeemed all of the Notes remaining outstanding at a redemption price of 100.000% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, August 26, 2024 (the “Redemption Date”), in accordance with the Indenture, dated June 15, 2017 (the “Indenture”), between us, certain subsidiary guarantors party thereto, The Bank of New York Mellon SA/NV, Luxembourg Branch, as registrar and transfer agent and The Bank of New York Mellon acting through its London Branch, as trustee. As of the Redemption Date, the Notes were no longer deemed outstanding and interest on the Notes ceased to accrue. During the three and nine months ended September 30, 2024, we recognized a $0.9 million loss on extinguishment of debt in connection with the redemption of the Notes.

European Debt

In connection with the acquisition of UNIWHEELS AG in 2017, we assumed $70.7 million of outstanding debt. As of December 31, 2023, $0.8 million of the assumed debt remained outstanding. The outstanding debt was repaid in full during the nine months ended September 30, 2024.

Redeemable Preferred Stock

During the three and nine months ended September 30, 2024, preferred stock dividends of $3.4 million and $6.8 million were paid-in-kind, which increased the stated value of the preferred stock. As of September 30, 2024 and December 31, 2023, the stated values of the preferred stock were $156.8 million and $150.0 million, and the corresponding carrying values were $276.5 million and $248.2 million.

The preferred shares will continue to accrue dividends at 9.0% on the stated value. The associated redemption premium on the increase in the stated value will be accreted from July 1, 2024 through September 14, 2025 using the interest method. The redemption value of the preferred stock will be the greater of (i) two times the stated value ($156.8 million) plus any accrued unpaid dividends, currently $313.5 million as of September 30, 2024, or (ii) the product of the number of common shares into which the redeemable preferred stock could be converted (5.6 million shares currently) and the then current market price of the common stock.

The redeemable preferred stock may be redeemed at the holder’s election on or after September 14, 2025 or upon the occurrence of a redemption event, provided we have cash legally available to pay such redemption. If we are unable to redeem the shares of preferred stock in full, any shares of preferred stock not redeemed would continue to receive an annual dividend of 9.0% on the stated value which would be payable quarterly. The Board of Directors would have to evaluate periodically our ability to make any redemption payments until the full redemption amount has been paid.

As of September 30, 2024, there have been no changes in the preferred shareholder rights, including conversion and redemption rights, from those described in “Note 12 - Redeemable Preferred Stock” in the Notes to Consolidated Financial Statements in Item 8 of our 2023 Form 10-K.

Factoring Arrangements

As of September 30, 2024, we had no significant off-balance sheet arrangements other than factoring of $97.5 million of our trade receivables. The collective limit under our factoring arrangements was $142.5 million as of September 30, 2024.

Cash Flows

The following table summarizes the cash flows from operating, investing and financing activities as reflected in the condensed consolidated statements of cash flows.

	Nine Months Ended
	September 30, 2024	September 30, 2023
(Dollars in thousands)
Net cash provided (used) by operating activities	(7,857)	20,093
Net cash provided (used) by investing activities	(20,985)	(33,930)
Net cash provided (used) by financing activities	(146,834)	(24,758)
Effect of exchange rate changes on cash	(1,650)	2,050
Net changes in cash and cash equivalents	$(177,326)	$(36,545)

Operating Activities

Net cash used in operating activities was $7.9 million for the first nine months of 2024 compared to net cash provided by operating activities of $20.1 million for the same period in 2023. The increase in net cash used by operating activities was primarily due to lower earnings after taking into account the effect of the loss on deconsolidation of subsidiary in 2023, partially offset by changes in working capital.

Investing Activities

Net cash used in investing activities of $21.0 million for the first nine months of 2024 was $12.9 million lower than the same period in 2023 due to lower capital expenditures and the deconsolidation of subsidiary cash in the first nine months of 2023.

Financing Activities

Net cash used in financing activities of $146.8 million for the first nine months of 2024 was $122.1 million higher than the same period in 2023. This increase was primarily due to an increase in debt repayments of $452.3 million, an increase in financing costs paid of $9.0 million, a redemption premium paid on term loan repayment of $3.7 million, which was partially offset by proceeds from issuance of long-term debt of $337.3 million and a decrease in cash dividends paid as preferred stock dividends of $6.8 million were paid-in-kind during the first nine months of 2024.

Non-GAAP Financial Measures

In this Quarterly Report, we discuss three important measures that are not calculated according to U.S. GAAP: value added sales, value added sales adjusted for foreign exchange, and adjusted EBITDA.

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

The following table reconciles our net sales, the most directly comparable U.S. GAAP financial measure, to our value added sales and value added sales adjusted for foreign exchange:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
(Dollars in thousands)
Net sales	$321,757	$323,077	$957,000	$1,076,646
Less: aluminum, other costs, and outside service provider costs	(150,737)	(147,068)	(433,482)	(497,733)
Value added sales	$171,020	$176,009	$523,518	$578,913
Currency impact on current period value added sales	(962)	—	(1,021)	—
Value added sales adjusted for foreign exchange	$170,058	$176,009	$522,497	$578,913

Adjusted EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, amortization, restructuring charges and other closure costs and impairments of long-lived assets and investments, changes in fair value of the redeemable preferred stock embedded derivative, acquisition and integration, certain hiring and separation related costs, proxy contest fees, gains and losses associated with early debt extinguishment and accounts receivable factoring fees. We use adjusted EBITDA as an important indicator of the operating performance of our business. Adjusted EBITDA is used in our internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors and evaluating short-term and long-term operating trends in our operations. We believe the adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace and to establish operational goals. Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with U.S. GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies.

The following table reconciles our net income (loss), the most directly comparable U.S. GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
(Dollars in thousands)
Net income (loss)	$(24,753)	$(86,317)	$(68,626)	$(90,431)
Interest expense, net	17,857	15,678	49,558	47,066
Income tax provision (benefit)	875	(379)	23,942	8,713
Depreciation	16,756	18,734	50,865	55,318
Amortization	4,943	4,892	14,669	14,616
Factoring fees	1,853	777	4,166	2,756
Loss on extinguishment of debt and other refinancing costs (1)	17,331	—	18,832	—
Loss on deconsolidation of subsidiary	—	79,629	—	79,629
Restructuring and restructuring related costs (2) (3) (4) (5)	6,218	5,570	18,501	18,423
Change in fair value of embedded debt derivative liability (6)	(281)	—	(281)	—
Adjusted EBITDA	$40,799	$38,584	$111,626	$136,090
Adjusted EBITDA as a percentage of net sales	12.7%	11.9%	11.7%	12.6%
Adjusted EBITDA as a percentage of value added sales	23.9%	21.9%	21.3%	23.5%

(1)
In the three and nine months ended September 30, 2024, we recognized a $13.1 million loss on extinguishment of debt in connection with the debt refinancing. In addition, we incurred $4.2 million and $5.7 million in additional expenses recognized in SG&A expenses associated with the debt refinancing.
(2)
In the three and nine months ended September 30, 2024, we incurred $2.5 million and $2.6 million in net restructuring costs, refer to Note 17 “Restructuring” in the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Information”.
(3)
In the three and nine months ended September 30, 2024, we incurred $3.7 million and $15.9 million in restructuring related costs incurred in connection with our European Transformation.
(4)
In the three and nine months ended September 30, 2023, we incurred $0.1 million and $8.0 million in restructuring costs; refer to Note 17 “Restructuring” in the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Information”.
(5)
In the three and nine months ended September 30, 2023, we incurred $5.5 million and $10.4 million in restructuring related costs incurred in connection with our European Transformation.
(6)
In the three and nine months ended September 30, 2024, we recognized $0.3 million of income associated with a mark-to-market adjustment on an embedded derivative.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to apply significant judgment in making estimates and assumptions that affect amounts reported therein, as well as financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These estimates and assumptions, which are based upon historical experience, industry trends, terms of various past and present agreements and contracts, and information available from other sources that are believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent through other sources. We believe the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in developing estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the management’s discussion and analysis in our 2023 Form 10-K (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2023 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined in Rule 10(f)(1) of Regulation S-K under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, except as provided below, we believe all such matters are adequately provided for, are covered by insurance, are without merit, and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position.

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

On August 31, 2023 (the “Filing Date”), the Company’s then-owned subsidiary Superior Industries Production Germany GmbH (“SPG”) filed voluntary petitions for preliminary insolvency proceedings (equivalent to Chapter 11 under the U.S. Bankruptcy Code) in the Neustadt an der Weinstrasse, Germany Insolvency Court (the “Insolvency Court”) seeking relief under the German Insolvency Code (the “Insolvency Code”). SPG filed motions with the Insolvency Court seeking authorization to continue to operate its business as a “debtor-in-possession” under the jurisdiction of the Insolvency Court and in accordance with the applicable provisions of the Insolvency Code and orders of the Insolvency Court. On November 21, 2023, upon the request of the managing directors of SPG, the Insolvency Court ordered the withdrawal from the preliminary self-administrative insolvency proceedings and the continuation in preliminary ordinary proceedings (equivalent to Chapter 7 under the U.S. Bankruptcy Code). On December 1, 2023, the Insolvency Court passed a resolution to terminate the preliminary phase and to open ordinary insolvency proceedings with respect to SPG. On October 1, 2024, the Company and the insolvency administrator entered into a final settlement agreement to settle certain losses incurred by SPG as a result of continuing production to ensure the Company’s supply to its customers.

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

Item 1A. Risk Factors

See Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plans.

On September 9, 2024, Majdi Abulaban, our Chief Executive Officer and a Director, adopted a Rule 10b5-1 trading arrangement as defined in Regulation S-K Item 408, which is intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. Mr. Abulaban’s trading arrangement, which expires on June 30, 2025, provides for the sale of up to 500,000 shares of common stock in amounts and at prices in accordance with the plan.

No other officers or directors adopted and/or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2024.

Item 6. Exhibits

10.1

Amended and Restated Credit Agreement, dated August 14, 2024, among Superior Industries International, Inc., Oaktree Fund Administration, LLC, in its capacity as administrative agent, JPMorgan Chase Bank, N.A., in its capacity as collateral agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed August 15, 2024).

10.2

First Amendment to Credit Agreement, dated August 14, 2024, among Superior Industries International, Inc., each loan party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the lenders and issuing banks party thereto (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A filed August 15, 2024).

10.3

Consulting Agreement between Superior Industries International, Inc. and C. Timothy Trenary (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 30, 2024).

10.4	Offer Letter of Employment, dated August 27, 2024, between Superior Industries International, Inc. and Daniel D. Lee.**

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

32.1

Certification of Majdi B. Abulaban, President and Chief Executive Officer, and Daniel D. Lee, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**†

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

Date: November 7, 2024	/s/ Majdi B. Abulaban
Majdi B. Abulaban President and Chief Executive Officer

Date: November 7, 2024	/s/ Daniel D. Lee
Daniel D. Lee Senior Vice President and Chief Financial Officer