Form 10-K
period 2024-12-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2025-03-06
CIK 95552

,

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s $0.01 par value common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $93,879,672, based on a closing price of $3.25. On February 28, 2025, there were 28,902,257 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2025 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Detroit, Michigan

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have included or incorporated by reference in this Annual Report on Form 10-K (including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”)) and from time to time our management may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management’s current expectations, estimates, assumptions, and beliefs concerning future events and conditions and may discuss, among other things, the increase in cost of raw materials, labor and energy, supply chain disruptions, material shortages, higher interest rates, and the effect of geopolitical conflicts, such as the Russian military invasion of Ukraine (the “Ukraine Conflict”), on our future growth and earnings. Any statement that is not historical in nature is a forward-looking statement and may be identified using words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to,” “could,” “continue,” “estimates,” and similar expressions. These statements include our belief regarding general automotive industry and market conditions and growth rates, as well as general domestic and international economic conditions.

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

ITEM 1 - BUSINESS

General

The principal business of Superior Industries International, Inc. (referred to herein as the “Company,” “Superior,” or “we” and “our”) is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe, and to the aftermarket in Europe. Superior was initially incorporated in Delaware in 1969. Our entry into the OEM aluminum wheel business in 1973 resulted from our successful development of manufacturing technology, quality control, and quality assurance techniques that enabled us to satisfy the quality and volume requirements of the OEM market for aluminum wheels. The first aluminum wheel for a domestic OEM customer was a Mustang wheel for Ford. On May 30, 2017, we acquired a majority interest in UNIWHEELS AG, which was a European supplier of OEM and aftermarket aluminum wheels. UNIWHEELS AG was renamed in 2018 to Superior Industries Europe AG.

On August 31, 2023, our then-owned subsidiary Superior Industries Production Germany GmbH (“SPG”) filed voluntary petitions for preliminary insolvency proceedings (i.e., equivalent to Chapter 11 under the U.S. Bankruptcy Code). Effective August 31, 2023, the Company ceased control of SPG and deconsolidated the subsidiary; therefore, it is no longer included in our consolidated financial statements.

Our stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “SUP.”

Description of Business

We are an aluminum wheel supplier to global OEMs and aftermarket manufacturers and suppliers. Our OEM aluminum wheels accounted for approximately 92% of our sales in 2024 and were primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Ford, GM, Jaguar-Land Rover, Lucid Motors, Mazda, Mitsubishi, Nissan, Peugeot, Renault, Stellantis, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, Skoda, Porsche), and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC, and ANZIO. North America and Europe represent the primary markets for our products, but we have a diversified global customer base consisting of North American, European, and Asian OEMs.

We operate our business as two regional segments, North America and Europe, in light of the different markets, customers and products between these regions. Within each of these regions, markets, customers, products, and production processes are similar. Moreover, our business within each region leverages common systems, processes, and infrastructure. Financial information about our reporting segments is contained in Note 4, “Business Segments” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

Industry

Our sales are driven generally by overall automotive light-vehicle industry production volumes and, more specifically, by the volumes of the vehicles for which we supply wheels. In addition, larger diameter wheels and premium finishes command higher unit prices. Larger cars and light trucks, as well as premium vehicle platforms, such as luxury, sport utility and crossover vehicles, typically employ larger diameter wheels and premium finishes.

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

Customer Dependence

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

The following customers individually accounted for 10 percent or more of our annual consolidated net sales in 2024 and 2023:

Year Ended December 31,	2024	2023
(Dollars in millions)	Percent of Sales	Percent of Sales
GM	24%	21%
Ford	16%	15%
VW Group	12%	15%
Toyota	12%	11%

The loss of all or a substantial portion of our sales to these customers would have a significant adverse effect on our financial results. Refer to Item 1A, “Risk Factors,” of this Annual Report.

Competition

Competition in the market for aluminum wheels is based primarily on delivery, overall customer service, price, quality, and technology. Competition is global in nature with a significant volume of exports from Asia into North America and, to a lesser extent, Europe. Some of the key competitors in North America include Central Motor Wheel of America, CITIC Dicastal Co., Ltd., Prime Wheel Corporation, Enkei, Hands Corporation, and Ronal. Key European competitors include Ronal, Borbet, Maxion, and CMS. Competition in the European aftermarket for alloy wheels is highly fragmented. Key aftermarket competitors include Alcar, Brock, Borbet, and CMS.

Research and Development

Our policy is to continuously review, improve and develop our engineering capabilities to satisfy our customer requirements in the most efficient and cost-effective manner available. We strive to achieve this objective by attracting and retaining top engineering talent and by maintaining the latest state-of-the-art computer technology to support engineering development. Our engineering centers located in Fayetteville, Arkansas and Lüdenscheid, Germany support our research and development in North America and Europe for our global OEM customers. Research and development of our European aftermarket wheels is performed in Bad Dürkheim, Germany.

Foreign Operations

We primarily manufacture all of our North American products in Mexico for sale in the United States, Canada, and Mexico. The overall cost for us to manufacture wheels in Mexico is currently lower than in the United States, due to lower labor costs as a result of lower prevailing wage rates. Effective with the insolvency filing and deconsolidation of one of our subsidiaries in Germany on August 31, 2023, we now manufacture all of our products for Europe in Poland. Similar to our Mexican operations, the overall cost to manufacture wheels in Poland is lower than in both the United States and Germany at the present time due principally to lower labor costs.

We may enter into forward contracts, option contracts, swaps, collars, or other derivative instruments to hedge the effect of foreign currency fluctuations on expected future cash flows and on certain existing assets and liabilities. In such cases, subsidiaries, whose functional currency is the U.S. dollar or the Euro, may hedge a portion of their forecasted foreign currency costs denominated in the Mexican Peso and Polish Zloty in order to reduce the effect of fluctuating foreign currency exchange rates on our margins and cash flows.

Raw Materials

Aluminum accounted for the vast majority of our total raw material requirements during 2024. Our aluminum requirements are met through purchase orders with major global producers. During 2024, we successfully secured aluminum commitments from our primary suppliers sufficient to meet our production requirements, and we anticipate being able to source aluminum requirements to meet our expected level of production in 2025.

We have contractual price adjustment clauses with our OEM customers to minimize the aluminum price risk, as well as the price risk associated with silicon and alloy premium. In the aftermarket business, we use derivatives to hedge price variability on our aluminum purchases.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain other commodities used in the manufacture of our products, such as natural gas, electricity, and other raw materials.

Government Regulation

Safety standards in the manufacture of vehicles and automotive equipment have been established under the National Traffic and Motor Vehicle Safety Act of 1966, as amended. We believe that we are in compliance with all federal standards currently applicable to OEM suppliers and to automotive manufacturers.

Environmental Compliance

Our manufacturing facilities, like most other manufacturing companies, are subject to solid waste, water, and air pollution control standards mandated by federal, state, and local laws. Violators of these laws are subject to fines and, in extreme cases, plant closure. We believe our facilities are in material compliance with all presently applicable standards. The cost of environmental compliance was approximately $3.0 million in 2024 and $3.0 million in 2023. We expect that future environmental compliance expenditures will approximate these levels and will not have a material effect on our consolidated financial position or results of operations. However, climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the vehicles that use our products. Refer to Item 1A, “Risk Factors—We are subject to various environmental laws” of this Annual Report.

Sustainability

Our 2023 Sustainability Report reflects the results of the materiality assessment we conducted in 2021 to identify the sustainability interests of our stakeholders and develop our sustainability strategy. Based on that input, we remain committed to reducing natural gas, electricity and water consumption and solid waste and air emissions at our facilities. All Superior manufacturing facilities have implemented Environmental Management Systems that are ISO14001 certified and are subject to annual audits by an independent third party.

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

Employees

As of December 31, 2024, we employed approximately 6,500 full-time employees, with 4,000 employees in North America and 2,500 employees in Europe. We design and manufacture our aluminum wheels in seven manufacturing facilities in North America and Europe.

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and any amendments thereto are available, without charge, on or through our website, www.supind.com, under “Investor Relations,” as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (the “SEC”). Also included on our website, www.supind.com, under “Investor Relations,” is our Code of Conduct, which, among others, applies to our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. Copies of all SEC filings and our Code of Conduct are also available, without charge, upon request from Superior Industries International, Inc., Investor Relations, 26600 Telegraph Road, Suite 400, Southfield, Michigan 48033.

The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information related to issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference in this Annual Report on Form 10-K.

ITEM 1A. Risk Factors

The following discussion of risk factors may contain “forward-looking” statements, which may be important to understanding any statement in this Annual Report or elsewhere. The following information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”) and Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

Our business routinely encounters and addresses risks and uncertainties. Our business, results of operations, financial condition, and cash flows could be materially adversely affected by the factors described below. Discussion about the important risks that our business encounters can also be found in the MD&A and in the business description in Item 1, “Business” of this Annual Report. Below, we have described our present view of the most significant risks and uncertainties we face. Additional risks and uncertainties not presently known to us, or that we currently do not consider significant, could also potentially affect our business, results of operations, financial condition, and cash flows. Our reactions to these risks and uncertainties as well as our competitors’ and customers’ reactions will affect our future operating results.

Industry and Economic Risks

The automotive industry is cyclical and volatility in the automotive industry could adversely affect our financial performance.

Predominantly, our sales are made to the European and U.S. automotive markets. Therefore, our financial performance depends largely on the general economic conditions in these geographical regions in which we do business. Consumer demand for automobiles is subject to considerable volatility as a result of consumer confidence in general economic conditions, levels of employment, prevailing wages, general levels of inflation, fuel prices, and the availability and cost of consumer credit, as well as changing consumer preferences. Demand for aluminum wheels can be further affected by other factors, including pricing and performance comparisons to competitive products. Finally, the demand for our products is influenced by shifts of market share between vehicle manufacturers and the market penetration of the specific vehicle models being sold by our customers. Decreases in demand for automobiles in Europe and the United States could adversely affect the valuation of our productive assets, results of operations, financial condition, and cash flows.

We operate in a highly competitive industry and efforts by our competitors to gain market share could adversely affect our financial performance.

The global automotive component supply industry is highly competitive. Competition is based on a number of factors, including delivery, overall customer service, price, quality, technology, and available capacity to meet customer demands. Some of our competitors are companies, or divisions or subsidiaries of companies, which are larger and have greater financial and other resources than we do. We cannot ensure that our products will be able to compete successfully with the products of these competitors. In particular, our ability to maintain or increase manufacturing capacity typically requires significant investments in facilities, equipment, and personnel. Additionally, as a result of evolving customer requirements, we may incur labor costs at premium rates, experience increased maintenance expenses, or have to replace our machinery and equipment on an accelerated basis. Furthermore, the markets in which we compete have attracted new entrants, particularly from low-cost countries. As a result, our sales levels and margins continue to be adversely affected by pricing pressures reflective of significant competition from producers located in low-cost foreign markets, such as China and Morocco. Such competition with lower cost structures poses a significant threat to our ability to compete globally. These factors have led to our customers awarding business to foreign competitors in the past, and they may continue to do so in the future. In addition, any of our competitors may foresee the course of market developments more accurately, develop products that are superior to our products, have the ability to produce similar products at a lower cost, or adapt more quickly to new technologies or evolving customer requirements. Consequently, our products may not be able to compete successfully with competitors’ products.

Pandemics, epidemics, and other public health crises and the measures taken in response thereto may have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Public health crises, such as the COVID-19 pandemic, could adversely affect our operations and global economic conditions. For example, the COVID-19 pandemic caused global economic downturns and significant reductions in automotive industry production volumes due to government mandated closure of production facilities, as well as significant volatility in the financial markets. Any future public health crises could adversely affect global economic conditions, the supply chain and availability of raw materials, industry production volumes, and overall demand for our products. While automotive industry production volumes have increased since the COVID-19 pandemic, they continue to remain lower than the 2019 pre-pandemic production levels.

Specific risks to our Company include the following:

•
negative effects to our operations resulting from instability in OEM production schedules, reductions in production volumes, and production efficiency levels;

•
deterioration of worldwide credit and financial markets which could limit our ability to access the capital markets, or disrupt the consumers’ ability to obtain financing to purchase new vehicles;
•
uncertainties associated with the effects of a public health crisis on the automotive sector coupled with our negative equity position may result in a decrease in (or elimination of) credit insurance available to our European suppliers, resulting in adverse payment term changes with our suppliers;
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

GM, Ford, VW Group, Toyota, Volvo, and BMW, together, represented 77% and 76% of our sales in 2024 and 2023. Global procurement practices, including demand for price reductions may make it more difficult for us to maintain long-term supply arrangements with our customers, and there are no guarantees that we will be able to negotiate supply arrangements with our customers on terms acceptable to us in the future. The contracts we have entered into with most of our customers provide that we will manufacture wheels for a particular vehicle model, rather than manufacture a specific quantity of products. Such contracts range from one year to the life of the model (usually three to five years), typically are nonexclusive and do not require the purchase by the customer of any minimum number of wheels from us. Therefore, a significant decrease in consumer demand for certain key models or group of related models sold by any of our major customers, or a decision by a manufacturer not to purchase from us, or to discontinue purchasing from us, for a particular model or group of models, could adversely affect our results of operations, financial condition and cash flows.

We may be unable to successfully launch new products and/or achieve technological advances which could adversely affect our ability to compete resulting in an adverse effect on our financial condition, operating results and cash flows.

In order to compete effectively in the global automotive component supply industry, we must be able to launch new products and adopt technologies to meet our customers’ demands in a timely manner. However, we cannot ensure that we will be able to install and certify the equipment needed for new product programs in time for the start of production, or that the transitioning of our manufacturing facilities and resources under new product programs will not affect production rates or other operational efficiency measures at our facilities. In addition, we cannot ensure that our customers will execute the launch of their new product programs on schedule. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development, and failure of products to operate properly. The global automotive industry is experiencing a period of significant technological change, including but not limited to advances in artificial intelligence (“AI”) technologies. As a result, the success of our business requires us to develop and/or incorporate leading technologies. Such technologies may be subject to rapid obsolescence. Our inability to maintain access to these technologies (either through development or licensing) may adversely affect our ability to compete. If we are unable to differentiate our products, maintain a low-cost footprint or compete effectively with technology-focused new market entrants, we may lose market share or be forced to reduce prices, thereby lowering our margins. Any such occurrences could adversely affect our financial condition, operating results, and cash flows.

Increases in the costs and restrictions on availability of raw materials could adversely affect our operating margins and cash flow.

Generally, we obtain our raw materials, supplies, and energy requirements from various sources. Although we currently maintain alternative sources, our business is subject to the risk of price increases and periodic delays in delivery. Fluctuations in the prices of raw materials may be driven by the supply and demand for that commodity or governmental regulation, including trade laws and tariffs. For example, in 2018, the United States Trade Representative (the “USTR”) imposed 10% tariffs on raw aluminum and 25% tariffs on raw steel imported into the U.S. from various countries under Section 232 of the Trade Expansion Act of 1962. On March 12, 2025, the tariff on raw aluminum into the U.S. will increase from 10% to 25%, and these tariffs will apply to all aluminum imported into the U.S. regardless of its origin. While these tariffs currently do not affect our business, there is a risk that they could affect our business in the future. These actions have resulted and are expected to further result in retaliatory measures on U.S. goods. If maintained, the newly announced tariffs and the potential escalation of trade disputes could pose a significant risk to our business and adversely affect our financial condition, operating results, and cash flows.

Further, if any of our suppliers seek bankruptcy relief or otherwise cannot continue their business as anticipated, the availability or price of raw materials could be adversely affected. Both domestic and international markets in which we operate experienced significant inflationary pressures in fiscal year 2023, which continued in 2024. In addition, the Federal Reserve in the United States and other central banks in various countries have raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation could also result in recessionary pressures in many parts of the world. While there was some improvement in the latter part of 2022 and 2023, we expect inflationary pressure to continue to affect our raw material and other costs.

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

In 2021, aluminum prices increased by approximately 45 percent and, while we were able to protect the margins of our OEM business by passing these costs on to our customers, rising aluminum prices increased our investment in working capital and therefore reduced our operating cash flow. In addition, since we are not able to pass aluminum price increases on to our aftermarket customers, the margins of our aftermarket business were adversely affected in 2021 and 2022. While aluminum prices began to decline in the latter part of 2022 and 2023, they remained somewhat elevated in relation to historical levels during 2023. In addition, rising silicon, natural gas and electricity costs increased significantly beginning in 2021 and remained somewhat elevated in 2022 and 2023. If unabated, they could continue to adversely affect our margins.

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

A significant portion of our revenues are attributable to customers with unionized work forces. Any protracted labor disruption at those customers due to strikes would have a material adverse effect on the Company’s business, results of operations, cash flows and financial condition.

We experience continual pressure from our customers to reduce costs and, if we are unable to generate sufficient cost reductions, our revenues, operating margins and cash flows could be adversely affected.

The global vehicle market is highly competitive, resulting in continual cost-cutting initiatives by our customers. Customer concentration, supplier fragmentation and product commoditization have translated into continual pressure from OEMs to reduce the price of our products. It is possible that pricing pressures beyond our expectations could intensify as OEMs pursue restructuring or other cost-cutting initiatives. If we are unable to generate sufficient production cost savings in the future to offset such price reductions, our operating margins, and cash flows could be adversely affected. In addition, changes in OEMs’ purchasing policies or payment practices could have an adverse effect on our business. Our OEM customers typically attempt to qualify more than one supplier for the vehicle programs we participate on and for programs we may bid on in the future. Accordingly, our OEM customers may be able to negotiate favorable pricing or may decrease wheel orders from us. Such actions may result in decreased sales volumes and unit price reductions for the Company, resulting in lower revenues, operating margins, and cash flows.

We may be unable to successfully implement cost-saving measures or achieve expected benefits under our plans to improve operations which could negatively affect our financial position, results of operations and cash flow.

As part of our ongoing focus to provide high quality products at reasonable prices, we continually analyze our business to further improve our operations and identify cost-cutting measures. We may be unable to successfully identify or implement plans targeting these initiatives or fail to realize the benefits of the plans we have already implemented, as a result of operational difficulties, a weakening of the economy, or other factors. Cost reductions may not fully offset decreases in the prices of our products due to the time required to develop and implement cost reduction initiatives. Additional factors such as inconsistent customer ordering patterns, increasing product complexity and heightened quality standards may increase our costs and may make it more difficult to reduce our costs. It is possible that the costs we incur to implement improvement strategies may negatively affect our financial position, results of operations, and cash flows.

We may be unable to attract and retain key personnel, including our senior management team, which may adversely affect our ability to conduct our business.

Our success depends, in part, on our ability to attract, hire, train, and retain qualified managerial, operational, engineering, sales, and marketing personnel. We face significant competition for these types of employees in our industry. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully. In addition, key personnel may leave us and compete against us. Our success also depends, to a significant extent, on the continued service of our senior management team. During the last several years we have experienced significant turnover in our senior management members, additional losses of members of our senior management team or other experienced senior employees could impair our ability to execute our business plans and strategic initiatives, cause us to lose customers and experience lower revenues, or lead to employee morale problems and/or the loss of other key employees.

Legal, Compliance and Regulatory Risks

We are from time to time subject to litigation, which could adversely affect our results of operations, financial condition or cash flows.

The nature of our business exposes us to litigation in the ordinary course of our business. We are exposed to potential product liability and warranty risks that are inherent in the design, manufacture, and sale of automotive products, the failure of which could result in property damage, personal injury, or death. Accordingly, individual or class action suits alleging product liability or warranty claims could result. Although we currently maintain what we believe to be suitable and adequate product liability insurance in excess of our self-insured amounts, we cannot guarantee that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against future liabilities. In addition, if any of our products prove to be defective, we may be required to participate in a recall. A successful claim brought against us or a requirement to participate in any product recall, could have a material adverse effect on our results of operations, financial condition or cash flows.

Our business requires extensive product development activities to launch new products. Accordingly, there is a risk that wheels under development may not be ready by the start of production or may fail to meet the customer’s specifications. In any such case, warranty or compensation claims might be raised, or litigation might be commenced, against the Company.

Moreover, there are risks related to civil liability under our customer supply contracts (civil liability clauses in contracts with customers, contractual risks related to civil liability for causing delay in production launch, etc.). If we fail to ensure production launch as and when required by the customer, thus jeopardizing production processes at the customer’s facilities, this could lead to increased costs, giving rise to recourse claims against, or causing loss of orders by, the Company. This could also have an adverse effect on our results of operations, financial condition, or cash flows.

Furthermore, sales of products to our OEM customers are subject to contracts that involve numerous terms and conditions and incorporate extensive documentation developed throughout the sales and contracting process, including quotes and product specifications. These terms and conditions can be complex and may be subject to differing interpretations, which could result in contractual disputes. Contractual disputes may be costly, time-consuming, result in contract or relationship terminations, and be harmful to our reputation as well as also have an adverse effect on our results of operations, financial condition, or cash flows.

International trade agreements and our international operations make us vulnerable to risks associated with doing business in foreign countries that can affect our business, financial condition, results of operations and cash flows.

We manufacture our products in Mexico and Poland and we sell our products internationally. Accordingly, unfavorable changes in foreign cost structures, trade protection laws, tariffs on aluminum or wheels, regulations, and policies affecting trade and investments and social, political, labor or economic conditions in a specific country or region, among other factors, could have a negative effect on our business and results of operations. Legal and regulatory requirements differ among jurisdictions worldwide. Violations of these laws and regulations could result in fines, criminal sanctions, prohibitions on the conduct of our business and damage to our reputation. Although we have policies, controls and procedures designed to ensure compliance with these laws, our employees, contractors, or agents may violate our policies.

It remains unclear what the U.S. administration or foreign governments, including China, will or will not do with respect to tariffs or other international trade agreements and policies. In 2018, 25% tariffs were imposed by the USTR on various products imported from China, including aluminum wheels, based on Section 301 of the Trade Act of 1974 (the “301 tariffs”). These 301 tariffs are currently still in effect and on February 1, 2025 an additional 10% tariff was imposed on product imports from certain countries, including China. Removal of these tariffs may increase competitive pressure from Chinese producers who have cost advantages. On February 1, 2025, the Trump Administration announced an intent to impose 25% tariffs under the International Emergency Economic Powers Act (IEEPA) on goods imported into the U.S. from Mexico and Canada and increase the tariff on goods from China by 20%. These tariffs went into effect on March 4, 2025 and may have an adverse effect on our business, financial condition, results of operations, and cash flows.

Mexico has labor laws that are intended to make it easier for Mexican workers to unionize and that enhance certain benefits. Our cost of manufacturing in Mexico could be subject to further increases in the event of unionization or as a result of further legislation, which could have an adverse effect on our business, financial condition, results of operations, and cash flows.

A trade war, other governmental action related to tariffs or international trade agreements, changes in United States social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products, and any resulting negative sentiments towards the United States, these territories and countries as a result of such changes, likely would have an adverse effect on our business, financial condition, results of operations, and cash flows.

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

We incur costs to comply with applicable environmental, health and safety laws and regulations in the ordinary course of our business. We cannot ensure that we have been or will be at all times in complete compliance with such laws and regulations. Failure to comply with such laws and regulations could result in material fines or sanctions. Additionally, changes to such laws or regulations may have a significant effect on our business, financial condition, results of operations, and cash flows.

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

Further, changes in legislation or regulation imposing reporting obligations on, or limiting emissions of greenhouse gases from, or otherwise affecting or limiting our equipment, operations, or the vehicles that use our products could adversely affect demand for those vehicles or require us to incur costs to become compliant with such regulations.

Capital Structure Risks

We do not expect to generate sufficient cash to repay all of our indebtedness (including the Term Loan Facility) by their respective maturity dates and may be unable to pay the redemption value for the redeemable preferred stock upon redemption by a holder. As a result, we will be dependent upon our ability to access the capital markets and/or source additional investments and we may be forced to take other actions to satisfy these obligations, none of which may be successful. Failure to repay these obligations at maturity or upon redemption would adversely affect our financial condition.

The Company’s capital structure is heavily leveraged as a result of debt incurred in connection with the 2017 acquisition of our European business, which was refinanced on August 14, 2024. At December 31, 2024, our capital structure consisted of:

•
$520.0 million Term Loan Facility (the “Term Loan Facility”), together with the Revolving Credit Facility (as defined below) referred to as the “Senior Secured Credit Facilities” or “SSCF” with an outstanding balance of $518.7 million;
•
redeemable preferred stock of $288.5 million (unconditionally redeemable on or after September 14, 2025 or upon the occurrence of a Redemption Right Event as defined in the Certificate of Designations, which as of December 31, 2024 would be equivalent to a $320.3 million redemption value);
•
finance leases of $1.1 million; and
•
shareholders’ deficit of $276.2 million.

The Company also has available unused commitments under its revolving credit facility (the “Revolving Credit Facility”) of $42.5 million at December 31, 2024.

The Revolving Credit Facility and the Term Loan Facility are scheduled to mature on December 15, 2027 and December 15, 2028.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain other factors beyond our control. At the present time, we do not expect to generate sufficient cash to repay all principal due under our indebtedness, in full by the respective maturity dates, which will likely require us to refinance a portion or all of our outstanding debt. Our ability to restructure or refinance our debt will depend on the condition of the capital and credit markets and our financial condition at such time. We might not be able to restructure or refinance the debt on satisfactory terms. Any refinancing of our debt could be at higher interest rates and associated transactions costs and may require us to comply with more onerous covenants, which could further restrict our business operations and limit our financial flexibility. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit ratings, which could harm our ability to incur additional indebtedness or issue equity, or to refinance all or portions of these obligations.

In the absence of sufficient cash flows, refinancing or adequate funds available under credit facilities, we could face substantial liquidity constraints and might be required to reduce or delay capital expenditures, seek additional capital, sell material assets or operations to attempt to meet our debt service and other obligations, any of which could adversely affect our business and financial condition. The credit agreements governing the SSCF restrict, and adverse market or business conditions may limit, our ability to take some or all of the aforementioned actions, including incurring additional obligations, conducting asset sales and/or using the proceeds from asset sales. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair, and any proceeds that we do receive or would be permitted to use may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our debt may accelerate our debt and, to the extent such debt is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our debt.

Under the Certificate of Designations for our redeemable preferred stock, the holders may redeem such redeemable preferred stock on or after September 14, 2025 or, if earlier, as a result of the occurrence of an early redemption event (e.g., an Exchange Act report that a person or group has become the beneficial owner of more than 50% of the voting securities of the Company, recapitalization, merger, sale of all or substantially all of the Company’s assets, or an adoption of a plan or proposal for liquidation or delisting of the Company’s common stock from the NYSE). The redemption obligation of our redeemable preferred stock consists of a redemption price equal to the greater of (i) two times the then-current Stated Value (defined in the Certificate of Designations as $1,000 per share, plus any accumulated and unpaid dividends or dividends paid-in-kind), which as of December 31, 2024 would be equivalent to a $320.3 million redemption value, and (ii) the product of the number of shares of common stock into which the redeemable preferred stock could be converted at the time of such redemption (5.7 million shares currently) and the then-Current Market Price (defined in the Certificate of Designations as the arithmetic average of the VWAP per share of common stock for each of the thirty (30) consecutive full trading days ending on the trading day before the record date with respect to such action) of our common stock. Any redemption payment would be limited to cash legally available to pay such redemption. The shares of redeemable preferred stock that have not been redeemed would continue to receive a dividend of 9% per annum on the then-current Stated Value, as defined in the Certificate of Designations, until such shares of redeemable preferred stock are redeemed. The Board would have to evaluate periodically the ability of the Company to make any remaining payments until the full redemption amount has been paid. A redemption payment, if required, for some or all of our outstanding shares of redeemable preferred stock would negatively affect our liquidity, could result in our entering into an undesirable equity or debt refinancing transaction and could adversely affect our business, results of operations, and financial condition.

Our substantial indebtedness and the corresponding interest expense could adversely affect our financial condition

We have a significant amount of indebtedness. As of December 31, 2024, our total debt was $519.8 million ($489.4 million net of unamortized debt discount and issuance costs of $30.4 million). Additionally, we had availability of $42.5 million under the Revolving Credit Facility at December 31, 2024.

A significant portion of our cash flow from operations will be used to pay our interest expense and will not be available for other business purposes. We cannot be certain that our business will generate sufficient cash flow or that we will be able to enter into future financings that will provide sufficient proceeds to meet or pay the interest on our debt.

Subject to the limits contained in the credit agreements governing the SSCF, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify.

In addition, the credit agreements governing the SSCF contain restrictive covenants that, among other things, could limit our ability to incur liens, engage in mergers and acquisitions, sell, transfer or otherwise dispose of assets, make investments or acquisitions, redeem our capital stock, or pay dividends. In addition, the SSCF requires us to maintain appropriate insurance coverages, including insurance with respect to assets which secure the underlying debt obligations. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the maturity of all of our debt.

A downgrade or withdrawal of our credit rating or a decrease of the prices of the Company’s common stock could adversely affect our financial performance.

The Company and its SSCF are rated by Standard and Poor’s and Moody’s. There can be no assurance that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency, if in that rating agency's judgment, future circumstances, such as adverse changes to economic conditions that could affect an issuer's ability to meet its financial commitments, so warrant. These ratings are widely followed by investors, customers, and suppliers, and a downgrade or withdrawal by one or both of these rating agencies might cause: increases to our debt issuance costs; suppliers to cancel our contracts, demand price increases, or decrease payment terms; customers to reduce their business activities with us; or investors to reconsider investments in financial instruments issued by Superior, all of which might cause a decrease of the price of our common stock or a reduction in our access to capital.

A decrease in our common stock prices, in turn, might accelerate such negative trends, which, in turn, would make it more difficult for us to refinance our existing debt, redeemable preferred stock obligations and/or future debt.

The terms of the credit agreements governing the SSCF and the documents governing other debt that we may incur in the future, may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The credit agreements governing the SSCF and the documents governing other debt that we may incur in the future, may contain a number of covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:

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

In addition, the restrictive covenants in the credit agreements governing the SSCF require us to maintain specified financial ratios, including a quarterly secured net leverage ratio and a quarterly total net leverage ratio as well as a minimum liquidity. Our ability to meet those financial ratios and tests can be affected by events beyond our control. We may not meet those ratios and tests.

If we fail to comply with these covenants and restrictions, we cannot assure you that we will be able to obtain waivers from the lenders and/or amend the covenants, which could, among other things, affect our liquidity. Moreover, in connection with any future waivers or amendments to our indebtedness that we may obtain, our lenders may modify the terms of our indebtedness or impose additional operating and financial restrictions on us. A breach of the covenants or restrictions under the credit agreements governing the SSCF or under other debt instruments could result in an event of default under the applicable indebtedness. Such a default may allow the creditors under such facility to accelerate the maturity of the related debt, which may result in the acceleration of the maturity date of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreements governing our SSCF would permit the lenders under our revolving credit facilities to terminate all commitments to extend further credit under these facilities. Furthermore, if we were unable to repay the amounts due and payable under the SSCF or under other secured debt instruments, those lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the SSCF. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:

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

Borrowings under our SSCF are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. As of December 31, 2024, $518.7 million of our debt was variable rate debt. Our anticipated annual interest expense on $518.7 million of variable rate debt at the current rate of 11.88% would be $61.6 million. We may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

In the future, SOFR and EURIBOR could be subject to further regulatory scrutiny, reform efforts, and/or other actions. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States, or elsewhere. To the extent these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results, and cash flows. If SOFR or EURIBOR is discontinued or ceases to be published, there can be no assurances that we and other market participants will be adequately prepared for such discontinuance or cessation, which may have an unpredictable effect on contractual mechanics, among other adverse consequences. Further, other index providers are developing products that are perceived as competing with SOFR or EURIBOR. It is possible that market participants will prefer one of these competing products and that such competing products may become more widely accepted in the marketplace than SOFR or EURIBOR.

A delisting of our common stock from the NYSE could reduce the liquidity and market price of our common stock; reduce the number of investors and analysts that cover our common stock; limit our ability to issue additional shares and damage our reputation which could have a material adverse effect on our business, results of operations and financial condition. In addition, a delisting of our common stock from the NYSE could cause a redemption of some or all of our outstanding redeemable preferred stock which would negatively affect our liquidity.

We are required under the NYSE continued listing standards to maintain a market capitalization of at least $50 million, over a consecutive 30 trading-day period, or maintain stockholders’ equity of at least $50 million. If our market capitalization were to fall below $50 million over a consecutive 30-day trading period, we would be noncompliant with NYSE continued listing standards which could result in delisting. As of December 31, 2024, our market capitalization was $58.9 million.

A delisting of our common stock could have a material adverse effect on our business, results of operations and financial condition by, among other things: reducing the liquidity and market price of our common stock; reducing the number of investors, including institutional investors, willing to hold or acquire our common stock, which could negatively affect our ability to raise equity; decreasing the amount of news and analyst coverage relating to us; limiting our ability to issue additional securities, obtain additional financing or pursue strategic restructuring, refinancing or other transactions; and affecting our reputation and, as a consequence, our ability to attract new business.

In addition, the holders of our redeemable preferred stock have the right to redeem all of the outstanding shares of redeemable preferred stock if our common stock is delisted from the NYSE. If this were to occur, the redemption obligation of our redeemable preferred stock consists of a redemption price equal to the greater of (i) two times the then-current Stated Value (defined in the Certificate of Designations as $1,000 per share, plus any accumulated and unpaid dividends or dividends paid-in-kind), which as of December 31, 2024 would be equivalent to a $320.3 million redemption value, and (ii) the product of the number of shares of common stock into which the redeemable preferred stock could be converted (5.7 million shares currently) and the then-Current Market Price (defined in the Certificate of Designations as the arithmetic average of the VWAP per share of common stock for each of the thirty (30) consecutive full trading days ending on the trading day before the record date with respect to such action) of our common stock. Any redemption payment would be limited to cash legally available to pay such redemption. The shares of redeemable preferred stock that have not been redeemed would continue to receive a dividend of 9 percent per annum on the then-current Stated Value, as defined in the Certificate of Designations, until such shares of redeemable preferred stock are redeemed. The Board would have to evaluate periodically the ability of the Company to make any remaining payments until the full redemption amount has been paid. A redemption payment, if required, for some or all of our outstanding shares of redeemable preferred stock would negatively affect our liquidity, could result in our entering into an undesirable equity or debt refinancing transaction and could adversely affect our business, results of operations, and financial condition.

Taxation Risks

We are subject to taxation related risks in multiple jurisdictions.

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be overturned by jurisdictional tax authorities, which may have a significant effect on our global provision for income taxes. Tax laws are dynamic and subject to change; new laws are passed and new interpretations of the law are issued or applied. Changes in tax laws or interpretations of tax laws may result in higher taxes, including making it more costly to move funds amongst different tax jurisdictions. We are subject to ongoing tax audits and may be subject to tax litigation. Audits and litigation can involve complex issues, which may require an extended period of time to resolve and can be highly subjective.

In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Co-operation and Development, are actively changing existing tax laws, including a global minimum tax, that, if enacted, could increase our tax obligations in countries where we do business. The effect of tax law changes and tax law interpretation could adversely affect our results of operations, financial condition, cash flows, and liquidity.

We are currently unable to fully deduct interest charges on German and U.S. indebtedness.

The interest deduction barriers under German tax law (Zinsschranke) and U.S. tax law limit the tax deductibility of interest expenses. If no exception to these limits applies, the annual net interest expense (interest expense less interest income) is deductible up to 30 percent of the earnings before interest income and expense, income taxes, depreciation, and amortization (“EBITDA”) taxable in Germany and up to 30 percent of the earnings before interest income and expense and income taxes (“EBIT”) taxable in the United States. Nondeductible interest expenses can be carried forward. Interest carry-forwards are subject to the same tax cancellation rules as tax loss carry-forwards. Whenever interest expenses are not deductible or if an interest carry-forward is lost, the tax burden in future assessment periods could rise, which might have alone, or in combination, a material adverse effect on our assets, financial condition, results of operation, or cash flows.

We may be exposed to risks related to existing and future profit and loss transfer agreements executed with German subsidiaries of our European operations.

Profit and loss transfer agreements are one of the prerequisites of the taxation of Superior and its German subsidiaries as a German tax group. For tax purposes, a profit and loss transfer agreement must have a contract term for a minimum of five years. In addition, such agreement must be fully executed. If a profit and loss transfer agreement or its actual execution does not meet the prerequisites for taxation as a German tax group, Superior Industries International Germany GmbH (“SII Germany”), formerly known as Superior Industries International AG, and each subsidiary are taxed on their own income (and under certain circumstances even with retrospective effect). Additionally, 5 percent of dividends from a subsidiary to SII Germany, or other Superior European controlling entities within the European Union would be regarded as nondeductible expenses at the SII Germany level, or level of other Superior European controlling entities. Furthermore, the compensation of a loss of a subsidiary would be regarded as a contribution by SII Germany into the subsidiary and thus, would not directly reduce SII Germany’s profits. As a consequence, if the profit and loss transfer agreements do not meet the prerequisites of a German tax group, this could have a future material adverse effect on our assets, financial condition, results of operations, or cash flows.

General Risk Factors

The Ukraine Conflict may have a material adverse effect on our business, financial condition, results of operations and cash flows.

On February 24, 2022, Russia launched a military invasion of Ukraine (the “Ukraine Conflict”). In response to the Russian invasion, various countries have developed comprehensive and coordinated sanctions and export restrictions on Russia, as well as on certain Russian products and certain Russian individuals. These countries and others could impose wider sanctions and take other actions in the future. In addition, the retaliatory measures that have been taken, and could be taken in the future, by NATO, the United States and other countries, have created global security concerns that could result in broader European military and political conflicts and otherwise have a substantial effect on regional and global economies, any or all of which could adversely affect our business, particularly our European operations.

The Ukraine Conflict has also given rise to macroeconomic risks which led, and may continue to lead, to significant declines in global and regional economic growth, particularly in Europe. These risks may not only reduce global demand and automotive production volumes but also have caused, and may continue to cause, further supply chain disruption and drive higher energy and commodity prices, including increases in aluminum, alloy premium, and silicon, as well as inflation and higher interest rates. Energy prices in Europe, particularly in Poland, increased significantly during 2022, partly due to the effects of the Ukraine Conflict and related sanctions and retaliatory measures, but have subsequently declined somewhat in 2023 and 2024. Our OEM customers have, at times, temporarily shut down or lowered production as a result of the related supply disruption.

The effects of the Ukraine Conflict, including economic sanctions and export controls such as restrictions on energy exports, or additional military conflict, as well as potential responses to such actions by Russia, is currently unknown. It has led and may continue to lead to further increases of our costs, affect our supply chain and customers, and reduce our sales, earnings and cash flows. In addition, the continuation of the Ukraine Conflict could lead to other disruptions, instability and volatility in global markets that could adversely affect our operations. To the extent the Ukraine Conflict adversely affects our operations and global economic conditions more generally, it may also have the effect of heightening many of the other risks described herein.

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

Fluctuations in foreign currencies and commodity and energy prices may adversely affect our financial results.

Due to our operations outside of the United States, we experience exposure to foreign currency gains and losses in the ordinary course of our business. We settle transactions between currencies (i.e., U.S. dollar to Mexican Peso, Euro to U.S. dollar, U.S. dollar to Euro and Euro to Polish Zloty). To the extent possible, we attempt to match the timing and magnitude of transaction settlements between currencies to create a “natural hedge.” Based on our current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances. While changes in the terms of the contracts with our customers will create an imbalance between currencies that we hedge with foreign currency forward or option contracts, there can be no assurances that our hedging program will effectively offset the effects of the imbalance between currencies or that the net transaction balance will not change significantly in the future.

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

We rely on the accuracy, capacity and security of our information technology systems. Despite the security measures that we have implemented, our systems, and those of our customers, suppliers, and other service providers, are subject to cybersecurity incidents, including computer viruses, malware, phishing attacks, and denial-of-service attacks. Our systems have been in the past, and may be in the future, subject to natural or man-made incidents or disasters or unauthorized physical or electronic access. These types of incidents (collectively, a “system disruption”) have become more prevalent and pervasive across industries, including in our industry, and are expected to continue in the future. A system disruption could result in business disruption, theft of our intellectual property, trade secrets or customer information and unauthorized access to personnel information. Although cybersecurity and the continued development and enhancement of our controls, processes, practices, and training designed to protect our information technology systems from attack, damage, or unauthorized access are a high priority for us, our activities and investment may not be deployed quickly enough or successfully protect our systems against all vulnerabilities specifically vulnerabilities to previously unknown or zero-day methods of attack, including technologies developed to bypass our security measures. In addition, outside parties may attempt to fraudulently induce employees or customers to disclose access credentials or other sensitive information in order to gain access to our secure systems and networks. There are no assurances that our actions and investments to improve the maturity of our systems, processes and risk management framework or remediate vulnerabilities will be sufficient or completed quickly enough to prevent or limit the effect of any system disruption. Moreover, because the techniques used to gain access to or sabotage systems often are not recognized until launched against a target, we may be unable to anticipate the methods necessary to defend against these types of attacks and we cannot predict the extent, frequency or effect these problems may have on us. To the extent that our business is interrupted or data is lost, destroyed or inappropriately used or disclosed, such disruptions could adversely affect our competitive position, relationships with our customers, financial condition, operating results and cash flows. Due to the evolving nature of such security threats, the potential effects of any future incident cannot be predicted. In addition, the amount of insurance coverage we maintain may not be adequate to cover claims or liabilities related to a cybersecurity attack and we may incur significant costs to protect against the damage caused by these disruptions or security breaches in the future.

We are also dependent on security measures that some of our third-party customers, suppliers, and other service providers take to protect their own systems and infrastructures. Some of these third parties store or have access to certain of our sensitive data, as well as confidential information about their own operations, and as such are subject to their own system disruptions. Any system disruption of any of these third parties’ systems could result in unauthorized access to our information technology systems, cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could adversely affect our financial performance.

Furthermore, AI, including machine-learning, technologies are increasingly being used in our industry. The use of AI-based solutions by third parties on which we rely could lead to the public disclosure of confidential information (including personal data or proprietary information) in contravention of our internal policies, data protection or other applicable laws, or contractual requirements. Moreover, AI-based solutions may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed, or if the logic of the AI-based solutions is flawed (a so-called “hallucination”). The use of AI tools by our customers, suppliers, and other service providers may also increase vulnerability to cybersecurity risks, including through unauthorized use or misuse of AI tools and hallucinations or the introduction of malicious code incorporated into AI generated code.

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

All of these events could have a material adverse effect on our assets, financial condition, results of operations, or cash flows.

ITEM 1B. - UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. - CYBERSECURITY

Cybersecurity Risk Strategy and Management

Our cybersecurity strategy is focused on cyber-resilience, the ability to anticipate, withstand, recover from and adapt to adverse conditions, stresses, attacks or compromises on systems that use or are enabled by cyber resources. Continuous improvement actions are designed to drive to a zero-trust architecture and a cyber-resilient enterprise. While this cyber-resilience strategy is in place, our systems, and those of our customers, suppliers and other service providers, are subject to cybersecurity incidents. A system disruption could result in business disruption, theft of our intellectual property, trade secrets or customer information and unauthorized access to personnel information. The Company maintains safeguards, including training, incident response reviews, cybersecurity insurance and business continuity mechanisms to protect the Company’s assets. The Company also leverages a third-party cybersecurity program with the goal of minimizing disruption to the business and production operations, strengthening supply chain resilience in response to cyber-related events. To the extent that our business is interrupted, or data is lost, destroyed or inappropriately used or disclosed, such disruptions could significantly and adversely affect our competitive position, relationships with our customers and other stakeholders, financial condition, operating results and cash flows. In addition, we may be required to incur significant costs to protect against these disruptions or security breaches in the future.

Superior employs a risk-based vulnerability management process for assessing and managing cybersecurity risk. Utilizing the National Institute of Standards and Technology (“NIST”) cybersecurity framework, the IT team assesses the risk based on the Center for Internet Security Critical Security Controls. The assessment includes the ability to identify, protect, detect, respond and recover from cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third-party service providers. The risk-based vulnerability management prioritizes action under both an asset context and vulnerability context, considering factors such as asset exposure, potential business effect, threat context, and vulnerability severity.

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

ITEM 2. - PROPERTIES

Our worldwide headquarters is located in Southfield, Michigan. In our North American operations, we maintain and operate four facilities that manufacture aluminum wheels for the automotive industry. These facilities are located in Chihuahua, Mexico. We own all of our manufacturing facilities in North America. We lease our worldwide headquarters located in Southfield, Michigan and a shared service center in Chihuahua, Mexico.

Our European operations include four locations. The European headquarters is located in Bad Dürkheim, Germany which includes our European management, sales and distribution functions, as well as the logistics center and warehouse for the aftermarket business. The European manufacturing operations are located in Stalowa Wola, Poland and consist of three facilities. Our European business also includes a location in Lüdenscheid, Germany, that supports our research and development in Europe and a shared service center in Krakow, Poland. We own all of our manufacturing facilities in Europe and we lease our Lüdenscheid facility, our European headquarters in Bad Dürkheim, Germany, and our shared service center in Krakow, Poland.

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

ITEM 4A. -INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Information regarding executive officers who are also Directors is contained in our 2025 Proxy Statement under the caption “Election of Directors.” Such information is incorporated into Part III, Item 10, “Directors, Executive Officers and Corporate Governance.” All executive officers are appointed annually by the Board of Directors and serve at the will of the Board of Directors. The following table sets forth the names, ages and positions of our executive officers.

Name	Age	Position

Majdi B. Abulaban	61	President and Chief Executive Officer
Kevin Burke	56	Senior Vice President, Chief Human Resources and Sustainability Officer
Michael Dorah	59	Executive Vice President and Chief Operating Officer
Parveen Kakar	58	Senior Vice President, Chief Commercial and Technology Officer
David Sherbin	65	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Daniel D. Lee	54	Senior Vice President, Chief Financial Officer
Stacie R. Schulz	45	Vice President, Chief Accounting Officer

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

Kevin Burke

Mr. Burke is the Company’s Senior Vice President, Chief Human Resources and Sustainability Officer, a position he has held since October 2019. He joined Superior from Valeo North America, a Tier One auto supplier and technology company, where he was Head of Human Resources – North America since March 2018, with responsibility for all human resources across the United States, Mexico and Canada. From 2015 to 2017, he was at Lear Corporation, a Tier One auto supplier, as Vice President of Human Resources – Asia Pacific based in Shanghai, China. From 2013 to 2015, Mr. Burke was the Chief Human Resources Officer for ITC Holdings, an independent electric transmission company. Prior to that, he held various HR leadership positions with General Mills, Pulte Homes and Dow Corning Corporation. Mr. Burke earned a Bachelor of Arts in Communication and a Master of Labor & Industrial Relations from Michigan State University, as well as a Master of Business Administration from Northwestern University’s Kellogg School.

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

Parveen Kakar

Mr. Kakar is the Company’s Senior Vice President, Chief Commercial and Technology Officer, a position he has held since September 2014. Mr. Kakar joined the Company in 1989 as the Director of Engineering Services and has held various positions at the Company since then. From July 2008 to September 2014, Mr. Kakar served as the Company’s Senior Vice President of Corporate Engineering and Product Development and from 2003 to 2008 as the Vice President of Program Development. Mr. Kakar holds a Bachelor of Science in Mechanical Engineering from Punjab Engineering College in India.

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

Daniel D. Lee

Mr. Lee is the Company's Senior Vice President, Chief Financial Officer. Mr. Lee was appointed Senior Vice President, Chief Financial Officer in October 2024. Mr. Lee joined Superior in July 2023 as Vice President of Finance and Chief Financial Officer, Europe. Prior to joining Superior, Mr. Lee previously held the position of Vice President of Finance for Performance Solutions at Tenneco. Previously, Mr. Lee had served in various senior positions with Schneider Electric, ABB Inc., Aptiv PLC (formerly Delphi Automotive), Integer, and XPO Logistics. Mr. Lee began his career in the accounting group at J.P. Morgan. Mr. Lee holds a Bachelor's Degree in Accounting from Northern Illinois University and an MBA from the University of Tennessee in Knoxville.

Stacie R. Schulz

Ms. Schulz is the Company's Vice President, Chief Accounting Officer. Ms. Schulz was appointed Vice President, Chief Accounting Officer in May 2024. Prior to joining Superior, Ms. Schulz served as Executive Director and Assistant Controller, Accounting and Reporting at Tenneco and as Director Accounting and Reporting of Federal-Mogul LLC. Previously, Ms. Schulz served as an Audit Senior Manager at Deloitte and Touche LLP, where she began her career. Ms. Schulz holds a Bachelor of Arts degree in Accounting and a Master of Science degree in Accounting, both from Michigan State University. In addition, Ms. Schulz is a Certified Public Accountant.

PART II

ITEM 5. - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Superior Common Stock is traded on the NYSE under the symbol “SUP.” As of February 28, 2025, there were approximately 264 holders of record of our common stock.

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

Executive Overview

The principal business of Superior Industries International, Inc. (referred to herein as the “Company,” “Superior,” or “we,” “us,” and “our”) is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe, and to the aftermarket in Europe. Our aluminum wheels are primarily sold to OEMs for factory installation on new light vehicles. We also sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC, and ANZIO. North America and Europe represent the primary markets for our products, but we have a diversified global customer base consisting of North American, European, and Asian OEMs.

On August 31, 2023, our then-owned subsidiary Superior Industries Production Germany GmbH (“SPG”) filed voluntary petitions for preliminary insolvency proceedings (i.e., equivalent to Chapter 11 under the U.S. Bankruptcy Code). Effective August 31, 2023, we no longer control SPG and deconsolidated the subsidiary, therefore, it is no longer included in our consolidated financial statements. Refer to Note 19 – “Deconsolidation of Subsidiary” in Part II, Item 8. “Financial Statements and Supplementary Data” of the Annual Report for additional information. With the deconsolidation of SPG, we relocated our wheel production from Germany to Poland (the “European Transformation”).

Industry Overview, Supply Chain Disruptions, and the Ukraine Conflict

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

Trade and Regulatory Uncertainty

In many markets, including the United States, a portion of our products, including significant inputs, are imported from other jurisdictions. On February 1, 2025, the United States government announced tariffs up to 25% on imports from Mexico and Canada, and an additional 20% tariff on product imports from China, which went into effect on March 4, 2025. While we are still evaluating the potential effects of these actions as well as our ability to mitigate them, they may have an adverse effect on our business, financial condition, results of operations, and cash flows. We primarily manufacture all of our North American products in Mexico for sale in the United States, Canada, and Mexico and we are currently monitoring the potential effect, if any, of actions taken in response to these tariffs by Canada and Mexico. For additional information, see Item 1A, Risk Factors, including the risk entitled “Increases in the costs and restrictions on availability of raw materials could adversely affect our operating margins and cash flow” and “International trade agreements and our international operations make us vulnerable to risks associated with doing business in foreign countries that can affect our business, financial condition, results of operations and cash flows.”

Light Vehicle Production Levels

Automotive industry production volumes in the North American and Western and Central European regions, our primary markets, are shown below for the year ended December 31, 2024 (as published in February 2025 by IHS for Light Vehicles, an automotive industry analyst), as compared to the corresponding periods of 2023, are shown below:

Fiscal Year Ended December 31,			2024 vs 2023
(Units in thousands)	2024	2023	% Change
North America	15,441	15,683	(1.5%)
Western and Central Europe	14,346	15,297	(6.2%)
Total	29,787	30,980	(3.9%)

Automotive industry production volumes in our primary markets declined 3.9% during the year ended December 31, 2024 (a decline of 6.2% in Western and Central Europe and a decline of 1.5% in North America) and were 12.6% lower than 2019 pre-pandemic levels. Production volumes of our key customers decreased 0.5% (declining 6.0% in Western and Central Europe, partially offset by an increase of 3.4% in North America).

The IHS February 2025 forecast projects that production volumes in our primary markets are expected to decline 3.8% in 2025 (a decline of 5.6% in Western and Central Europe and a decline of 2.1% in North America). IHS forecasts production volumes of our key customers to decrease 5.0% (a decline of 6.6% in Western and Central Europe and a decline of 4.0% in North America).

Overview of the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

The following chart shows the comparison of our operational performance in 2024 and 2023 (in millions):

Consolidated Results of Operations

Fiscal Year Ended December 31,	2024	2023	Net Change
(Dollars in thousands, except per share data)
Net sales	$1,267,344	$1,385,283	$(117,939)
Cost of sales	(1,156,810)	(1,269,535)	112,725
Gross profit	110,534	115,748	(5,214)
Gross profit percentage	8.7%	8.4%	0.3%
Selling, general and administrative expenses	81,282	87,567	(6,285)
Loss on deconsolidation of subsidiary	—	79,629	(79,629)
Income (loss) from operations	29,252	(51,448)	80,700
Interest expense, net	(67,105)	(62,140)	(4,965)
Loss on extinguishment of debt	(13,052)	—	(13,052)
Other income (expense), net	(1,776)	(3,210)	1,434
Income tax (provision) benefit	(25,501)	23,946	(49,447)
Net income (loss)	$(78,182)	$(92,852)	$14,670
Diluted earnings (loss) per share	$(4.25)	$(4.73)	$0.48

Value added sales (1)	$691,211	$747,630	$(56,419)
Value added sales adjusted for foreign exchange (1)	$690,437	$747,630	$(57,193)
Adjusted EBITDA (2)	$146,279	$159,150	$(12,871)
Percentage of net sales	11.5%	11.5%	—
Percentage of value added sales	21.2%	21.3%	(0.1)%

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

Net Sales

The following table lists the primary drivers behind the change in net sales (amounts in millions):

Year ended December 31, 2023	$1,385.3
Aluminum and other pass through costs	(61.4)
Volume	(44.3)
Product mix and pricing	(11.7)
Foreign exchange	(0.6)
Year ended December 31, 2024	$1,267.3

Value Added Sales Adjusted for Foreign Exchange

Value added sales adjusted for foreign exchange was $690.4 million for the year ended December 31, 2024 compared to value added sales adjusted for foreign exchange of $747.6 million for the same period in 2023, a decrease of 7.6%.

Cost of Sales

The following table lists the primary drivers behind the change in cost of sales (amounts in millions):

Year ended December 31, 2023	$1,269.5
Material and conversion costs	(86.3)
Volume	(28.9)
Mix	1.5
Foreign exchange	1.0
Year ended December 31, 2024	$1,156.8

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2024 were $81.3 million, or 6.4% of net sales, as compared to $87.6 million, or 6.3% of net sales, for the year ended December 31, 2023. This decrease of $6.3 million was primarily due to a $14.8 million provision for a valuation allowance on claims receivable from the SPG bankruptcy estate during the year ended December 31, 2023 and a decrease in restructuring charges of $1.3 million during the year ended December 31, 2024 (refer to Note 18 “Restructuring” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” ), partially offset by other debt refinancing costs of $6.8 million and charges related to certain losses incurred by SPG as a result of continuing production to ensure the Company's supply to its customers of $4.0 million during the year ended December 31, 2024.

Loss on Deconsolidation of Subsidiary

The Company deconsolidated SPG from its consolidated financial statements and recognized a charge to operations of $79.6 million during the year ended December 31, 2023 (refer to Note 19, “Deconsolidation of Subsidiary” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”).

Interest Expense, Net

Net interest expense was $67.1 million for the year ended December 31, 2024 compared to net interest expense of $62.1 million for the same period in 2023, an increase of 8.0%. The increase in net interest expense was primarily due to the upsizing of the borrowings under the amended and restated term loan, a decrease in interest income, and an increase in interest expense on borrowings under the Revolving Credit Facility, which was partially offset by a decrease in interest related to the senior notes, which were redeemed during the year ended December 31, 2024.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the year ended December 31, 2024 was $13.1 million related to the prepayment of our term loan facility in connection with the debt refinancing and redemption of the senior notes; refer to “Financial Condition, Liquidity and Capital Resources” within this Management’s Discussion and Analysis for additional information.

Other Income (Expense), Net

Other expense was $1.8 million for the year ended December 31, 2024 compared to other expense of $3.2 million for the same period in 2023. This decrease was primarily due to the unfavorable adjustment to a casualty loss reserve of $1.4 million for the year ended December 31, 2023.

Income Tax Provision

The income tax provision for the year ended December 31, 2024 was $25.5 million on pre-tax loss of $52.7 million, representing an effective tax rate of (48.4%). The 2024 effective tax rate differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position, the mix of earnings among tax jurisdictions, and a tax charge affecting deferred tax assets related to tax restructuring. The income tax benefit for the year ended December 31, 2023 was $23.9 million on pre-tax loss of $116.8 million, representing an effective income tax rate of 20.5%. The 2023 effective tax rate differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position, and the mix of earnings among tax jurisdictions.

Net (Loss) Income

Net loss for the year ended December 31, 2024 was $78.2 million, or loss per diluted share of $4.25, compared to net loss of $92.9 million, or loss per diluted share of $4.73 for the year ended December 31, 2023.

Segment Sales and Income (Loss) from Operations

Fiscal Year Ended December 31,	2024	2023	Net Change
(Dollars in thousands)
Selected data
Net sales
North America	$786,124	$794,386	$(8,262)
Europe	481,220	590,897	(109,677)
Total net sales	$1,267,344	$1,385,283	$(117,939)
Income (loss) from operations
North America	$43,010	$51,791	$(8,781)
Europe	(13,758)	(103,239)	89,481
Total income (loss) from operations	$29,252	$(51,448)	$80,700

North America

Net sales for our North American segment for the year ended December 31, 2024 decreased 1.0% compared to the year ended December 31, 2023. The $8.3 million decrease in net sales was primarily due to lower aluminum and other pass through costs to our OEM customers of $10.3 million and a lower product mix and pricing of $5.3 million, which was partially offset by higher volumes of $7.4 million.

North American segment income from operations for the year ended December 31, 2024 decreased by $8.8 million compared to the year ended December 31, 2023. The decrease in income from operations was primarily due to a lower product mix and pricing of $9.5 million and higher material and conversion costs of $2.2 million, which was partially offset by higher volumes of $2.6 million.

Europe

Net sales for our European segment for the year ended December 31, 2024 decreased 18.6% compared to the year ended December 31, 2023. The $109.7 million decrease in net sales was primarily due to lower volumes of $51.7 million, lower aluminum and other pass through costs to our OEM customers of $51.1 million, and a lower product mix and pricing of $6.4 million. The decline in volume was primarily attributable to the deconsolidation of the financial results of SPG, the decline in the Western and Central European market, and the exit from an unprofitable contract with one of our customers during 2023.

The European segment loss from operations during the year ended December 31, 2024 decreased $89.5 million compared to the year ended December 31, 2023. The decrease in loss from operations was primarily due to the $79.6 million loss on deconsolidation of SPG in 2023, lower material and conversion costs of $25.6 million, and lower SG&A expenses of $5.9 million, which was partially offset by lower volumes of $18.0 million and a lower product mix and pricing of $3.7 million.

Financial Condition, Liquidity and Capital Resources

Our ongoing capital requirements have historically been funded from cash flows from operations, debt facilities, factoring arrangements, and cash and cash equivalents, and we believe these sources will continue to meet our future requirements for at least the next 12 months. We believe we will maintain compliance with our financial ratios set forth in our credit agreements. However, our ability to fund our ongoing capital requirements and meet our financial covenants depends upon a number of operational and economic factors, many of which are beyond our control. In the event we are unable to meet these financial covenants and other obligations, we would need to consider several options to meet our cash flow and other operational needs. Such options may include one or more refinancing or restructuring initiatives and/or other cost reductions, sales of assets, reductions or delays to capital spending, and/or other alternatives to enhance our financial and operating position. However, there can be no assurance that such actions, if any, will be successfully implemented or achieve expected benefits.

Capital expenditures relate to improving production quality and efficiency and extending the useful lives of our existing equipment, and expenditures for new product offerings, as well as expanded capacity for existing products. During 2025, we expect that capital expenditures will be between $30.0 million and $40.0 million, of which $12.2 million has been committed under outstanding purchase orders as of December 31, 2024.

As of December 31, 2024 our primary sources of liquidity include the following (in millions):

Available Liquidity
Cash and cash equivalents (1)	$39.7
Unused commitments on the revolving credit facility (2)	42.5
Minimum contractual liquidity per the Credit Agreement	(37.5)
Total available liquidity	$44.7

(1) Reduced by restricted cash at December 31, 2024 of $0.4 million.

(2) Reduced by outstanding letters of credit at December 31, 2024 of $17.5 million.

As of December 31, 2024, we had no outstanding borrowings under the Revolving Credit Facility and unused commitments of $42.5 million, which have been reduced for outstanding letters of credit of $17.5 million.

Subsequent to December 31, 2024,we prepaid $2.2 million in principal for the Term Loan Facility (subsequently defined) under one of the mandatory prepayment provisions as discussed in more detail below.

Senior Secured Credit Facilities

A summary of our senior secured credit facilities at December 31, 2024 are as follows (amounts in thousands):

	December 31, 2024
	Principal	Carrying Value
Senior Secured Credit Facilities:
Revolving Credit Facility	$-	$-
Term Loan Facility	$518,700	$488,298

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

During the year ended December 31, 2024, we recognized a $12.2 million loss on extinguishment of debt related to the prepayment of the 2022 Term Loan Credit Agreement in connection with the debt refinancing.

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

The SSCF may become due and payable upon the event of default, which we have accounted for separately as a derivative liability. As of December 31, 2024, we have recorded a derivative liability of $1.4 million in the consolidated balance sheet.

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

As of December 31, 2024, the interest rate in effect on borrowings under the Amended and Restated Term Loan Credit Facility was 11.9%.

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

Additionally, if we pay the preferred stock dividends in cash to the preferred shareholders, the Credit Agreements require us to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreements) to be no less than 1.10:1.00 at the end of the period such payment is made.

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

As of December 31, 2024, we are in compliance with all covenants under the Credit Agreements.

Senior Notes

On June 15, 2017, we issued €250 million aggregate principal amount of 6.000% Senior Notes due June 15, 2025 (the “Notes”). In connection with the closing of the Amended and Restated Term Loan Credit Agreement, we redeemed all of the Notes remaining outstanding at a redemption price of 100.000% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, August 26, 2024 (the “Redemption Date”), in accordance with the Indenture, dated June 15, 2017 (the “Indenture”), between us, certain subsidiary guarantors party thereto, The Bank of New York Mellon SA/NV, Luxembourg Branch, as registrar and transfer agent and The Bank of New York Mellon acting through its London Branch, as trustee. As of the Redemption Date, the Notes were no longer deemed outstanding and interest on the Notes ceased to accrue. During the year ended December 31, 2024, we recognized a $0.9 million loss on extinguishment of debt in connection with the redemption of the Notes.

European Debt

In connection with the acquisition of UNIWHEELS AG in 2017, we assumed $70.7 million of outstanding debt. As of December 31, 2023, $0.8 million of the assumed debt remained outstanding. The outstanding debt was repaid in full during 2024.

Redeemable Preferred Stock

As of December 31, 2024, the redeemable preferred stock was $288.5 million and convertible into shares of our common stock equal to the number of shares determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $28.162, subject to adjustment in accordance with the Certificate of Designations. The redeemable preferred stock accrues dividends at a rate of 9 percent per annum, payable at our election in kind, in cash or a combination thereof, and is also entitled to participate if we pay any dividends or make any distributions in respect of our common stock in cash or any other class or series of capital stock in an amount equal to that which would have been due had the redeemable preferred shares been converted into common stock.

During the year ended December 31, 2024, preferred stock dividends of $10.1 million were paid-in-kind, which increased the stated value of the redeemable preferred stock. As of December 31, 2024 and December 31, 2023, the stated values of the redeemable preferred stock were $160.1 million and $150.0 million. We may mandate conversion of all of our redeemable preferred stock if, for a period of 30 consecutive trading days, the VWAP of our common stock exceeds a 200% premium on the conversion price of our redeemable preferred stock. The holders may redeem the redeemable preferred stock on or after September 14, 2025 or, if earlier, as a result of the occurrence of an early redemption event (e.g., an Exchange Act report that a person or group has become the beneficial owner of more than 50% of the voting securities of the Company, recapitalization, merger, sale of all or substantially all of our assets, or an adoption of a plan or proposal for liquidation or delisting of our stock from the NYSE). At redemption, the redemption value will be the greater of (i) two times the then-current Stated Value (defined in the Certificate of Designations as $1,000 per share, plus any accumulated and unpaid dividends or dividends paid-in-kind), which as of December 31, 2024 would be equivalent to a $320.3 million redemption value, and (ii) the product of the number of shares of common stock into which the redeemable preferred stock could be converted at the time of such redemption (5.7 million shares currently) and the then-Current Market Price (defined in the Certificate of Designations as the arithmetic average of VWAP per share of common stock for each of the thirty (30) consecutive full trading days ending on the trading day before the record date with respect to such action) of our common stock. Any redemption payment would be limited to cash legally available to pay such redemption. If we are unable to redeem the shares of redeemable preferred stock in full, any shares of redeemable preferred stock not redeemed would continue to receive an annual dividend of 9.0% on the stated value which would be payable quarterly. The Board of Directors would have to evaluate periodically our ability to make any redemption payments until the full redemption amount has been paid. We may, at our option, redeem in whole at any time all of the shares of redeemable preferred stock outstanding.

The difference between the redemption value of the redeemable preferred stock and the carrying value (the “premium”) is being accreted over the period from the date of issuance through September 14, 2025 using the effective interest method. The accretion is treated as a deemed dividend, recorded as a charge to retained earnings, and deducted in computing earnings per share (analogous to the treatment for stated and participating dividends paid on the redeemable preferred shares). The cumulative premium accretion as of December 31, 2024 and 2023 was $142.9 million and $112.7 million.

Factoring Arrangements

We sell certain customer trade receivables under factoring arrangements with designated financial institutions and accounted for them as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under these factoring arrangements approximates fair value of such receivables and cash proceeds are included in cash provided by operating activities. Our ongoing involvement under the factoring arrangements is limited to processing of customer payments on the factored receivables. Factoring arrangements incorporate customary representations and warranties, including representations as to validity of amounts due, completeness of performance obligations, and absence of commercial disputes.

During the years ended December 31, 2024 and 2023, the Company sold trade receivables totaling $708.8 million and $734.8 million and incurred factoring fees of $5.9 million and $4.2 million.

As of December 31, 2024 and December 31, 2023, receivables of $70.9 million and $92.4 million had been factored and had not yet been paid by customers to the respective financial institutions. The collective limit under the Company's factoring arrangements was $142.1 million as of December 31, 2024 and December 31, 2023.

As of December 31, 2024, we had no other significant off-balance sheet arrangements.

Cash Flows

The following table summarizes the cash flows from operating, investing, and financing activities as reflected in the consolidated statements of cash flows.

Fiscal Year Ended December 31,	2024	2023
(Dollars in thousands)
Net cash provided (used) by operating activities	18,313	64,431
Net cash provided (used) by investing activities	(28,283)	(45,607)
Net cash provided (used) by financing activities	(148,339)	(34,230)
Effect of exchange rate changes on cash	(3,187)	3,990
Net changes in cash and cash equivalents	$(161,496)	$(11,416)

Operating Activities

Net cash provided by operating activities was $18.3 million in 2024 compared to net cash provided by operating activities of $64.4 million for 2023. The $46.1 million decrease in cash flow provided by operating activities was primarily driven by lower earnings after taking into account the effect of the loss on deconsolidation of subsidiary in 2023 and changes in working capital.

Investing Activities

Net cash used in investing activities was $28.2 million in 2024 compared to net cash used in investing activities of $45.6 million in 2023. The $17.4 million decrease in cash used in investing activities was primarily due to lower capital expenditures and the deconsolidation of subsidiary cash in 2023.

Financing Activities

Net cash used in financing activities was $148.3 million in 2024 compared to net cash used by financing activities of $34.2 million in 2023. This increase was primarily due to an increase in debt repayments on term loans and notes of $451.2 million, an increase in financing costs paid of $8.8 million, and a redemption premium paid on term loan repayment of $3.7 million, which was partially offset by proceeds from issuance of long-term debt of $337.3 million and a decrease in cash dividends paid as preferred stock dividends of $10.1 million were paid-in-kind during 2024.

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

The following table reconciles our net sales, the most directly comparable U.S. GAAP financial measure, to our value added sales and value added sales adjusted for foreign exchange:

Fiscal Year Ended December 31.	2024	2023
(Dollars in thousands)
Net sales	$1,267,344	$1,385,283
Less: aluminum, other costs, and outside service provider costs	(576,133)	(637,653)
Value added sales	691,211	747,630
Currency impact on current period value added sales	(774)	—
Value added sales adjusted for foreign exchange	$690,437	$747,630

Adjusted EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, amortization, restructuring charges and other closure costs and impairments of long-lived assets and investments, change in fair value of embedded derivative liabilities, acquisition and integration costs, certain hiring and separation related costs, proxy contest fees, gains and losses associated with early debt extinguishment and other refinancing costs, and accounts receivable factoring fees. We use adjusted EBITDA as an important indicator of the operating performance of our business. Adjusted EBITDA is used in our internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors and evaluating short-term and long-term operating trends in our operations. We believe the adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace and to establish operational goals. Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with U.S. GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies.

The following table reconciles our net income, the most directly comparable U.S. GAAP financial measure, to our adjusted EBITDA:

Fiscal Year Ended December 31.	2024	2023
(Dollars in thousands)
Net income (loss)	$(78,182)	$(92,852)
Interest expense, net	67,105	62,140
Income tax provision (benefit)	25,501	(23,946)
Depreciation	66,947	73,534
Amortization	19,469	19,457
Factoring fees	5,902	4,198
Loss on extinguishment of debt and other refinancing costs (1)	19,938	—
Loss on deconsolidation of subsidiary	—	79,629
Restructuring costs	7,020	8,098
Restructuring related costs (2)	15,009	29,333
Change in fair value of embedded derivative liabilities	(2,430)	(3,366)
Other costs (3)	—	2,925
Adjusted EBITDA	$146,279	$159,150
Adjusted EBITDA as a percentage of net sales	11.5%	11.5%
Adjusted EBITDA as a percentage of value added sales	21.2%	21.3%

(1)
During the year ended December 31, 2024, we recognized a $13.1 million loss on extinguishment of debt in connection with our amended and restated term loan facility. We also incurred $6.8 million in additional expenses recognized in SG&A expenses associated with our refinancing activities during the year ended December 31, 2024.
(2)
During the year ended December 31, 2024 and 2023, we incurred $15.0 million and $29.3 million in restructuring related costs, primarily attributable to advisor and legal fees and asset write-downs incurred in connection with our European Transformation during the year ended December 31, 2024, and a provision for a valuation allowance on claims receivable from the SPG bankruptcy estate during the year ended December 31, 2023.
(3)
During the year ended December 31, 2023, we incurred $1.4 million related to an unfavorable adjustment to a casualty loss recovery and $1.5 million related to a potential loss in a legal proceeding, refer to Note 17 “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts presented and related disclosures. We believe that the accounting estimates employed are appropriate and the resulting balances are reasonable. Due to the inherent uncertainty involved in developing estimates, actual results in future periods could differ from the original estimates. Our significant accounting policies have been disclosed in Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Annual Report. The following paragraphs include a discussion of certain policies as well as critical areas where estimates are required.

Revenue Recognition

We estimate certain price adjustments on sales to our OEM customers which are subject to adjustment for changes in commodity prices for aluminum, alloy premium, and silicon, as well as production efficiencies and wheel weight variations from specifications used in pricing. These price adjustments are accounted for as variable consideration.

We estimate the variable consideration using the “most likely” amount estimation approach. For commodity prices, initial estimates are based on the commodity index at contract inception. Changes in commodity prices are monitored and revenue is adjusted as changes in the respective index occur, or as our contracts the customer otherwise stipulate. Prices incorporate the wheel weight price component based on production specifications. Weights are measured initially during the quotation process and remeasured upon final design, and prices are adjusted as variations arise. In North America, OEM price adjustments due to manufacturing efficiencies are generally recognized as and when negotiated with customers. Contracts with European OEMs generally include annual price reductions based on expected manufacturing efficiencies over the life of the vehicle wheel program which are accrued as revenue is recognized. Customer contract prices are generally adjusted quarterly to incorporate these price adjustments.

Valuation of Long-Lived Assets and Expected Useful Lives

We monitor our long-lived assets for impairment indicators on an on-going basis. If an impairment indicator exists, we test the long-lived asset group for recoverability by comparing the undiscounted cash flows expected to be generated from the long-lived asset group to its net carrying value. If the net carrying value of an asset group (including the carrying value of liabilities associated with the long-lived assets within the asset group) exceeds the undiscounted cash flows expected to be realized, the asset group is written down to fair value and an impairment loss is recognized. Even if an impairment charge is not recognized, a reassessment of the useful lives may be appropriate based on our assessment of recoverability of these assets.

Significant judgments and estimates used by management when evaluating long-lived assets for impairment include (i) an assessment as to whether an adverse event or circumstance has triggered the need for a recoverability analysis; (ii) undiscounted future cash flows generated by the asset group; and (iii) the fair value of the asset group. The basis of the recoverability test is our annual budget and long-range plan. This includes a projection of future cash flows based on awarded business and independent market data for vehicle production, which requires us to make significant assumptions and estimates about the extent and timing of future cash flows, and revenue growth rates. While we believe the projections of anticipated future cash flows and related assumptions are reasonable, differences in assumptions underlying these estimates could affect the results of our analysis. The Company’s asset groups consist of the North American and European reportable segments.

Income Taxes

We recognize deferred tax assets and liabilities on the basis of future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their tax reporting values. Future tax benefits are also recognized as deferred tax assets on a taxing jurisdiction basis. Deferred tax assets and liabilities are measured using enacted tax rates that will apply in the years the temporary differences are expected to be recovered or paid. Changes in tax laws or accounting standards and methods may affect recorded deferred taxes in future periods.

Valuation allowances are recorded to reduce our deferred tax assets to an amount that is more likely than not to be realized. Deferred tax assets are assessed quarterly to determine if a valuation allowance is required or should be adjusted. The ability to realize our deferred tax assets depends on our ability to generate sufficient taxable income in future years. The assessment regarding whether a valuation allowance is required or should be adjusted is based on an evaluation of possible sources of taxable income and considers all available positive and negative evidence, including the nature, frequency and severity of current and cumulative financial reporting losses, future reversals of existing temporary differences, and tax planning strategies. The valuation of deferred tax assets requires judgment and our accounting for the deferred tax assets represents our best estimate of future events. Due to the complexity of some of these uncertainties, the ultimate resolution may be materially different from our estimates.

We are subject to income taxes in the U.S. at the federal and state level and numerous non-U.S. jurisdictions. The tax laws and regulations are complex and require management judgment in the technical application of these laws, regulations, and various related judicial opinions to our facts and circumstances that may be subject to interpretation. We recognize uncertain tax positions if an uncertain tax position is more likely than not to be sustained upon examination and are determined on a cumulative probability assessment of future outcomes. Evaluation of tax positions, their technical merits, and measurements using cumulative probability are inherently subjective estimates since they require our assessment of the probability of future outcomes. We evaluate these uncertain tax positions on a quarterly basis, including consideration of changes in circumstances, such as new regulations, recent judicial opinions or the results of recent examinations by tax authorities. Any changes to our estimates are recorded in the period in which the change occurs. Due to the complexity of some of these uncertainties and the effect of any tax audits, the ultimate resolutions may be materially different from our estimates.

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

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to the Consolidated Financial Statements of Superior Industries International, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Superior Industries International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Superior Industries International, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Income Taxes – Realizability of U.S. deferred tax asset - Refer to Notes 1 and 12 to the financial statements

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

We identified the Company’s assessment of anticipated realizability of the U.S. deferred tax assets as a critical audit matter because of the significant judgments made by management. A high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, was required when performing audit procedures to evaluate the reasonableness of management’s assumptions and judgments related to complex tax laws as well as projected future taxable income, the timing of reversals of temporary differences, and tax planning strategies.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s assessment of U.S. deferred tax assets realizability included the following, among others:

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

March 6, 2025

We have served as the Company's auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Superior Industries International, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Superior Industries International, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 6, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Detroit, Michigan

March 6, 2025

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in thousands, except per share data)

Fiscal Year Ended December 31,	2024	2023
NET SALES	$1,267,344	$1,385,283
Cost of sales	1,156,810	1,269,535
GROSS PROFIT	110,534	115,748
Selling, general and administrative expenses	81,282	87,567
Loss on deconsolidation of subsidiary	—	79,629
INCOME (LOSS) FROM OPERATIONS	29,252	(51,448)
Interest expense, net	(67,105)	(62,140)
Loss on extinguishment of debt	(13,052)	—
Other income (expense), net	(1,776)	(3,210)
INCOME (LOSS) BEFORE INCOME TAXES	(52,681)	(116,798)
Income tax (provision) benefit	(25,501)	23,946
NET INCOME (LOSS)	$(78,182)	$(92,852)
EARNINGS (LOSS) PER SHARE – BASIC	$(4.25)	$(4.73)
EARNINGS (LOSS) PER SHARE – DILUTED	$(4.25)	$(4.73)

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

Fiscal Year Ended December 31,	2024	2023
Net income (loss)	$(78,182)	$(92,852)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss), net of tax	(45,176)	27,702
Change in unrecognized gains (losses) on derivative instruments:
Change in fair value of derivatives	(42,448)	50,456
Tax (provision) benefit	10,235	(10,441)
Change in unrecognized gains (losses) on derivative instruments, net of tax	(32,213)	40,015
Defined benefit pension plan:
Amortization of actuarial losses on pension obligation	1,360	(739)
Tax (provision) benefit	(151)	—
Pension changes, net of tax	1,209	(739)
Other comprehensive income (loss), net of tax	(76,180)	66,978
Comprehensive income (loss)	$(154,362)	$(25,874)

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

Fiscal Year Ended December 31,	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$40,110	$201,606
Accounts receivable, net	69,503	56,393
Inventories, net	145,736	144,609
Income taxes receivable	11,374	1,559
Current derivative financial instruments	22,578	38,298
Other current assets	19,460	17,464
Total current assets	308,761	459,929
Property, plant and equipment, net	329,892	398,599
Deferred income tax assets, net	39,046	52,213
Intangibles, net	12,612	33,242
Derivative financial instruments	14,736	40,471
Other noncurrent assets	35,082	46,117
Total assets	$740,129	$1,030,571
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$120,351	$124,907
Short-term debt	7,939	5,322
Accrued expenses	65,731	66,838
Income taxes payable	1,905	1,844
Total current liabilities	195,926	198,911
Long-term debt (less current portion)	481,449	610,632
Noncurrent income tax liabilities	5,341	8,129
Deferred income tax liabilities, net	1,105	1,903
Other noncurrent liabilities	43,581	47,821
Commitments and contingent liabilities (Note 17)
Mezzanine equity:
Preferred stock, $0.01 par value
Authorized – 1,000,000 shares
Issued and outstanding – 150,000 shares outstanding at December 31, 2024 and December 31, 2023	288,465	248,222
Noncontrolling redeemable equity	480	893
Shareholders’ equity (deficit):
Common stock, $0.01 par value
Authorized – 100,000,000 shares
Issued and outstanding – 28,886,053 and 28,091,440 shares at December 31, 2024 and December 31, 2023	123,039	115,340
Accumulated other comprehensive income (loss)	(98,471)	(22,291)
Retained earnings (deficit)	(300,786)	(178,989)
Total shareholders’ equity (deficit)	(276,218)	(85,940)
Total liabilities, mezzanine equity and shareholders’ equity (deficit)	$740,129	$1,030,571

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands, except per share data)

	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Cumulative Translation Adjustment	Hedging Instruments	Pension Obligations	Retained Earnings	Total
BALANCE AT JANUARY 1, 2024	28,091,440	$115,340	$(83,002)	$59,859	$852	$(178,989)	$(85,940)
Net income (loss)	—	—	—	—	—	(78,182)	(78,182)
Change in accumulated other comprehensive income (loss), net of tax	—	—	(45,176)	(32,213)	1,209	—	(76,180)
Common stock issued, net of shares withheld for employee taxes	794,613	—	—	—	—	—	—
Stock-based compensation	—	7,699	—	—	—	—	7,699
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(43,600)	(43,600)
Noncontrolling redeemable equity dividend	—	—	—	—	—	(15)	(15)
BALANCE AT DECEMBER 31, 2024	28,886,053	$123,039	$(128,178)	$27,646	$2,061	$(300,786)	$(276,218)

	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Cumulative Translation Adjustment	Hedging Instruments	Pension Obligations	Retained Earnings	Total
BALANCE AT JANUARY 1, 2023	27,016,125	$111,105	$(110,704)	$19,844	$1,591	$(47,133)	$(25,297)
Net income (loss)	—	—	—	—	—	(92,852)	(92,852)
Change in accumulated other comprehensive income (loss), net of tax	—	—	27,702	40,015	(739)	—	66,978
Common stock issued, net of shares withheld for employee taxes	1,075,315	—	—	—	—	—	—
Stock-based compensation	—	4,235	—	—	—	—	4,235
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(38,969)	(38,969)
Noncontrolling redeemable equity dividend	—	—	—	—	—	(35)	(35)
BALANCE AT DECEMBER 31, 2023	28,091,440	$115,340	$(83,002)	$59,859	$852	$(178,989)	$(85,940)

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Fiscal Year Ended December 31,	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(78,182)	$(92,852)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	86,416	92,991
Income tax, noncash changes	21,016	(27,307)
Stock-based compensation	9,044	7,542
Amortization of debt issuance costs	5,779	4,774
Loss on deconsolidation of subsidiary	—	79,629
Loss on extinguishment of debt	13,052	—
Other noncash items	(9,338)	9,552
Changes in operating assets and liabilities:
Accounts receivable	(19,530)	18,857
Inventories	(8,895)	13,066
Other assets and liabilities	7,756	(2,829)
Accounts payable	3,698	(27,619)
Income taxes	(12,503)	(11,373)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	18,313	64,431
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(28,283)	(41,160)
Deconsolidation of subsidiary cash	—	(4,447)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(28,283)	(45,607)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	337,317	—
Repayments on term loans and notes	(467,594)	(16,424)
Proceeds from borrowings on revolving credit facility	33,000	—
Repayments of borrowings on revolving credit facility	(33,000)	—
Cash dividends paid	(3,416)	(13,561)
Financing costs paid and other	(8,998)	(192)
Redemption premium paid on term loan repayment	(3,680)	—
Payments related to tax withholdings for stock-based compensation	(1,345)	(3,307)
Finance lease payments	(623)	(746)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(148,339)	(34,230)
Effect of exchange rate changes on cash	(3,187)	3,990
Net changes in cash and cash equivalents	(161,496)	(11,416)
Cash and cash equivalents at the beginning of the period	201,606	213,022
Cash and cash equivalents at the end of the period	$40,110	$201,606

Supplemental Cash Flow Information
Cash paid during the period for interest	$62,722	$62,259
Cash paid during the period for taxes, net of refunds	$16,196	$14,479
Non-cash Investing Activities
Period end balance of accounts payable for property, plant, and equipment	$3,760	$4,418
Non-cash Financing Activities
Debt modification	$169,683	$—

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(in thousands, except share or per share amounts, or as otherwise noted)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The principal business of Superior Industries International, Inc. (referred herein as the “Company” or “Superior”) is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe, and to the aftermarket in Europe. The Company’s aluminum wheels are primarily sold to OEMs for factory installation on new light vehicles. Aluminum wheels sold in the European aftermarket are under the brands ATS, RIAL, ALUTEC, and ANZIO. North America and Europe represent the primary markets for the Company’s products, but it has a diversified global customer base consisting of North American, European, and Asian OEMs.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts presented and related disclosures. The Company believes that the accounting estimates employed are appropriate and the resulting balances are reasonable. Due to the inherent uncertainty involved in developing estimates, actual results in future periods could differ from the original estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, certificates of deposit, fixed deposits, and money market funds with original maturities of three months or less. The Company is required to provide cash collateral in connection with certain contractual arrangements. The Company has $0.4 million of restricted cash as of December 31, 2024 and December 31, 2023 in support of these arrangements and requirements.

Derivative Financial Instruments

The Company accounts for derivative instruments as either assets or liabilities and adjust them to fair value each period. Derivative instruments that qualify as hedging instruments must be designated as a cash flow hedge. The gain or loss related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item or are deferred and reported as a component of accumulated other comprehensive income or loss and subsequently recognized in earnings when the hedged item affects earnings. Derivatives that do not qualify or have not been designated as hedges are adjusted to fair value and recognized immediately in earnings through the financial statement line item to which the derivative relates.

Accounts Receivable

Accounts receivable primarily consist of amounts that are due and payable from customers for the sale of aluminum wheels. Receivables are stated at net realizable value, which approximates fair value. Receivables are reduced by an allowance for amounts that may become uncollectible in the future. The allowance is an estimate based on expected losses, current economic and market conditions, and a review of the current status of each customer’s accounts receivable. Adjustments to the allowance are recognized in selling, general, and administrative expenses. The allowance for doubtful accounts balances were $0.1 million and $0.7 million as of December 31, 2024 and December 31, 2023.

Inventory

Inventories are stated at the lower of cost or net realizable value. The cost of inventories is measured using the FIFO (first-in, first-out) method or the average cost method. Inventories are reviewed to determine if inventory quantities are in excess of forecasted usage or if they have become obsolete.

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost, less accumulated depreciation. The cost of additions, improvements, and interest during construction, if any, are capitalized. Maintenance and repair costs are charged to expense when incurred. Depreciation is calculated generally on the straight-line method based on the estimated useful lives of the assets.

Leases

The Company determines whether an arrangement is or contains a lease at the inception of the arrangement. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Finance and operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. Since the Company generally does not have access to the interest rate implicit in the lease, it uses its incremental borrowing rate (for fully collateralized debt) at the inception of the lease in determining the present value of the lease payments. The implicit rate is, however, used where readily available. Lease expense under operating leases is recognized on a straight-line basis over the term of the lease. Certain of the Company's leases contain both lease and nonlease components, which are accounted for separately.

The remaining terms of the Company’s leases range from less than one year to four years. Certain leases include options to extend the lease term for up to ten years, as well as an option to terminate, both of which have been excluded from the term of the lease since exercise of the options is not reasonably certain.

Intangible Assets

Definite-lived intangible assets are carried at fair value established at acquisition and consist of customer relationships. Amortization is calculated on a straight-line basis over the estimated useful lives of the assets.

Valuation of Long-Lived Assets, including Definite-Lived Intangible Assets

Long-lived assets, such as property, plant, and equipment and definite-lived intangible assets, are evaluated for impairment when impairment indicators exist. The recoverability of the carrying value of the long-lived asset or asset group is assessed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the carrying amount of the long-lived asset or asset group is impaired, an impairment charge is recorded for the amount by which the carrying value exceeds its fair value.

Fair Value Measurements

A three-level valuation hierarchy, based upon observable and unobservable inputs, is used for fair value measurements. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions based on the best evidence available. A financial instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

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

Gains and losses arising from foreign currency transactions and the effects of remeasurement discussed in the preceding paragraph are recorded in other income or expense. The Company recognized a foreign currency transaction and remeasurement gain of $0.7 million in 2024 and a loss of $0.1 million in 2023.

Revenue Recognition

Revenue is recognized when performance obligations under the Company's contracts are satisfied. Generally, this occurs upon shipment when control of the product transfers to the customer. At this point, revenue is recognized in an amount reflecting the consideration the Company expects to be entitled to under the terms of its contract. Sales do not involve any significant financing component since customer payment is generally due 40-60 days after shipment.

The Company maintains long-term business relationships with OEM customers and aftermarket distributors; however, there are no definitive long-term volume commitments under these arrangements. Volume commitments are limited to near-term customer requirements and a performance obligation is established by the enforceable contract, which is generally considered to be the purchase order or production release schedule. The purchase order, or related production release schedule, generally have delivery periods of approximately 30-60 days. The Company does not disclose the remaining performance obligations under its contracts since contract terms are substantially less than a year.

Prices for production wheels are based on prices established in customer purchase orders which represent the standalone selling price. Prices are subject to adjustment for changes in commodity prices for aluminum, alloy premium, and silicon, as well as production efficiencies and wheel weight variations from specifications used in pricing. These price adjustments are treated as variable consideration.

The Company estimates variable consideration by using the “most likely” amount estimation approach. For commodity prices, initial estimates are based on the commodity index at contract inception. Changes in commodity prices are monitored and revenue is adjusted as changes in the respective commodity index occur or as contracts with customers otherwise stipulate. Prices incorporate the wheel weight price component based on product specifications. Weights are measured initially during the quotation process and remeasured upon final design, and prices are adjusted as variations arise. In North America, OEM price adjustments due to manufacturing efficiencies are generally recognized as and when negotiated with customers. Contracts with European OEMs generally include annual price reductions based on expected manufacturing efficiencies over the life of the vehicle wheel program which are accrued as revenue is recognized. Customer contract prices are generally adjusted quarterly to incorporate price adjustments.

The Company collects and remits taxes assessed by various governmental authorities that are both imposed on and concurrent with revenue-producing transactions with its customers. These taxes may include, but are not limited to, sales, use, and value-added taxes. The collection and remittance of these taxes is reported on a net basis. Shipping costs are treated as a cost of fulfillment.

The Company’s warranties are limited to product specifications and the Company does not accept product returns unless the item is defective as manufactured. Accordingly, warranty costs are treated as a cost of fulfillment subject to accrual, rather than a performance obligation. The Company establishes provisions for both estimated returns and warranty when revenue is recognized for aftermarket sales. The Company establishes provisions for estimated returns and warranties for OEM sales when specific defective product or warranty issues are identified on the OEM products. In addition, the Company does not typically provide customers with the right to a refund but provides for product replacement.

Refer to Note 2, “Revenue” for further discussion on the Company’s revenue recognition.

Pre-Production Costs

The Company develops tooling necessary to produce wheels for its customers. Customer tooling reimbursement is generally based on quoted prices or cost not to exceed quoted prices. Tooling costs, which are explicitly recoverable from customers, are capitalized as preproduction costs and amortized to cost of sales over the average life of the vehicle wheel program. Similarly, customer reimbursements for tooling costs are deferred and amortized to net sales over the average life of the vehicle wheel program.

Income Taxes

Deferred tax assets and liabilities are recognized on the basis of future tax consequences attributable to temporary differences that exist between the financial reporting carrying value of assets and liabilities and their tax reporting values. Deferred tax assets and liabilities are measured using enacted tax rates that will apply in the years the temporary differences are expected to be recovered or paid. Adjustments based on filed returns are recorded when identified in the subsequent years. Changes in tax laws or accounting standards and methods may affect recorded deferred taxes in future periods.

Valuation allowances are recorded to reduce deferred tax assets to an amount that is more likely than not to be realized. Deferred tax assets are assessed quarterly to determine if a valuation allowance is required or should be adjusted. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income in future years. The assessment regarding whether a valuation allowance is required or should be adjusted is based on an evaluation of possible sources of taxable income and considers all available positive and negative evidence. Accounting for the valuation of deferred tax assets represents the Company's best estimate of future events.

Uncertain tax positions are recognized if it is more likely than not to be sustained upon examination and measured using a cumulative probability assessment of future outcomes. Uncertain tax positions are evaluated on a quarterly basis, including consideration of changes in circumstances, such as new regulations, recent judicial opinions or the results of recent examinations by tax authorities. Any changes are recorded in the period in which the change occurs.

Adoption of New Accounting Standard

Accounting Standards Update (ASU) 2023-07, “Segment Reporting.” In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which is intended to enhance disclosures for significant segment expenses. The standard did not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard for the year ended December 31, 2024, and applied the amendments retrospectively to all prior periods presented (refer to Note 4 “Business Segments”). The adoption of this standard did not have a material effect on the financial statements or disclosures.

Accounting Standards Issued But Not Yet Adopted

Accounting Standards Update (ASU) 2023-09, "Income Taxes (Topic 740).” In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which is intended to enhance the transparency, decision usefulness, and effectiveness of income tax disclosures. This amendment requires a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state, and foreign taxes and also disaggregated by individual jurisdictions. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company is currently evaluating the effect of adopting this guidance.

Accounting Standards Update (ASU) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures.” In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which is intended to provided disaggregated information about a public business entity's expenses to help financial statement users better understand the entity's performance, better assess the entity's prospects for future cash flows, and compare an entity's performance over time and with that of other entities. The amendments are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The new standard may be applied either on a prospective or retrospective basis. The Company is currently evaluating the effect of adopting this guidance.

NOTE 2 - REVENUE

The Company disaggregates revenue from contracts by its reportable segments, North America and Europe. Revenues by segment for the years ended December 31, 2024 and 2023 are summarized in Note 4, “Business Segments”.

The related percentage of total sales for the following customers each accounted for 10% or more of the Company's total sales for the years ended December 31, 2024 and 2023:

	2024	2023
	Percent of Sales	Percent of Sales
GM	24%	21%
Ford	16%	15%
VW Group	12%	15%
Toyota	12%	11%

The opening and closing balances of the Company’s trade receivables, and current and long-term contract liabilities are as follows:

	December 31, 2024	December 31, 2023
Trade receivables	56,690	41,879
Contract liabilities—current	6,819	2,982
Contract liabilities—noncurrent	6,845	8,530

Contract liabilities consist of deferred revenue related to tooling. The changes in the contract liability balances primarily result from timing differences between the Company's performance and customer payment. Contract assets with customers are not material to the Company. During the years ended December 31, 2024 and 2023, the Company recognized tooling reimbursement revenue of $8.5 million and $8.6 million. During the years ended December 31, 2024 and 2023, the Company recognized revenue of $1.5 million and $4.7 million from performance obligations satisfied in previous periods as a result of adjustments to pricing estimates and other revenue adjustments.

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE

The Company is exposed to market risks such as fluctuations in foreign currency exchange rates, interest rates, and aluminum and other commodity prices. Derivative financial instruments may be used to offset some of the effects of these market risks on the expected future cash flows and on certain existing assets and liabilities. In certain cases, the Company may or may not designate certain derivative instruments as hedges for accounting purposes. The Company may choose not to hedge certain exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures.

Market Risks

Foreign Currency Exchange Rate Risk

The Company has manufacturing locations primarily in Mexico and Poland and sells its products globally. As a result, the Company’s financial results could be significantly affected by foreign currency exchange rates. To help mitigate gross margin and cash flow fluctuations due to changes in foreign currency exchange rates, certain subsidiaries in Mexico and Poland, whose functional currency is the U.S. dollar or the Euro, may hedge a portion of their forecasted foreign currency exposure denominated in the Mexican Peso and Polish Zloty using foreign currency forward contracts up to 48 months. The Company has designated some of its foreign currency contracts as cash flow hedging instruments.

Interest Rate Risk

The borrowings under the Company’s Senior Secured Credit Facilities (as subsequently defined) are at variable rates of interest and expose it to interest rate risk. If interest rates increase, debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same. The Company hedges a portion of its interest rate risk through interest rate swaps that exchange floating for fixed-rate interest payments and has designated these contracts as cash flow hedging instruments. The interest rate swaps outstanding at December 31, 2024 mature on December 31, 2025.

Commodity Price Risk

The principal raw material used in manufacturing aluminum wheels is aluminum alloys. While wheel prices under OEM customer contracts are adjusted for fluctuations in the cost of this material, the prices of its aftermarket wheels are generally fixed months in advance of the spring and winter sales seasons. Accordingly, the Company hedges a portion of its aftermarket aluminum purchases to offset the effect of fluctuating aluminum cost on its margins. In addition, the manufacture of aluminum wheels is energy-intensive so, the Company also fixes a portion of its natural gas and electricity purchases with derivatives or contractual arrangements with energy suppliers.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Asset and Liability Instruments

The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to the short period of time until maturity.

Derivative Financial Instruments

The fair value of the Company’s derivative instruments is estimated using the income valuation approach, which projects future cash flows and discounts the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, commodity prices, and the contractual terms of the derivative instruments (Level 2). The discount rate used is the relevant benchmark rate (e.g., the secured overnight financing rate, “SOFR”) plus an adjustment for counterparty risk.

The fair value of the Company's embedded derivatives is estimated using either a market based approach or an income based approach, which uses Company-specific inputs and assumptions (Level 3), such as discount rates.

The following tables display the fair value of derivatives by financial statement line item at December 31, 2024 and 2023:

		December 31, 2024
	Fair Value Hierarchy	Current Derivative Financial Instruments	Derivative Financial Instruments	Accrued Liabilities	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	Level 2	$20,443	$14,722	$451	$3,664
Commodity contracts	Level 2	$258	$14	$2,341	$1,233
Interest rate contracts	Level 2	$1,536	—	—	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Level 2	$341	—	—	—
Embedded derivative contracts	Level 3	—	—	$626	$1,403

		December 31, 2023
	Fair Value Hierarchy	Current Derivative Financial Instruments	Derivative Financial Instruments	Accrued Liabilities	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	Level 2	$33,075	$39,902	$440	$596
Commodity contracts	Level 2	$549	$115	$2,394	$729
Interest rate contracts	Level 2	$3,162	$454	—	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Level 2	$1,512	—	$677	—

The following table summarizes the notional amount of the Company's derivative financial instruments:

	Notional Amount
	December 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Foreign exchange contracts	$434,327	$432,529
Commodity contracts - Natural Gas (1)	3,402 Btu	3,497 Btu
Commodity contracts - Aluminum (2)	— MT	7 MT
Interest rate contracts	$150,000	$200,000
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$25,856	$34,764

(1) Notional units are in thousands of British thermal units (Btu)

(2) Notional units are in thousands of Metric Tons (MT)

Notional amounts are presented on a net basis. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a direct measure of the exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives.

The following table summarizes the gain or loss recognized in other comprehensive income (loss) (“OCI (OCL)”), the amounts reclassified from accumulated OCI or OCL into earnings, and the amounts recognized directly into earnings for the years ended December 31, 2024 and 2023:

Year Ended December 31,	2024	2023
Derivatives designated as hedging instruments:
Amount of gain or (loss) recognized in OCI (OCL) on derivatives, net of tax	$(32,213)	$40,015
Amount of pre-tax gain or (loss) reclassified from accumulated OCI (OCL) into:
Cost of sales	26,827	22,956
Interest expense, net	4,293	4,893
Derivatives not designated as hedging instruments:
Amount of pre-tax gain or (loss) recognized in other income (expense), net	(3,026)	5,158

The Company estimates approximately $20.6 million included in OCI or OCL at December 31, 2024 will be reclassified into net income (loss) within the following twelve months.

The Company has derivative liabilities associated with embedded features within its redeemable preferred stock (refer to Note 10 “Redeemable Shares”) and its term loan facility (refer to Note 8 “Debt and Other Financing Arrangements”).

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets may be measured at fair value on a nonrecurring basis. These assets include long-lived assets and intangible assets, which may be written down to fair value as a result of impairment. The Company did not recognize any impairment charges for the years ended December 31, 2024 and 2023.

Financial Instruments Not Carried at Fair Value

Debt Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values are determined by reference to quoted prices for similar instruments (Level 2). The estimated fair value, as well as the carrying value, of the Company’s debt instruments are shown below:

	December 31, 2024	December 31, 2023
Estimated fair value	$531,461	$627,008
Carrying value	489,388	615,954

NOTE 4 - BUSINESS SEGMENTS

The Company's North American and European operations represent separate operating segments due to the different markets, customers, and products between these regions. Within each of these regions, markets, customers, products, and production processes are similar. Moreover, business within each region leverages common systems, processes, and infrastructure. Accordingly, North America and Europe comprise the Company’s reportable segments.

The Company’s chief operating decision maker (CODM) is the Chief Executive Officer. The CODM uses income (loss) from operations as the key performance measure of segment profit or loss and uses the measure in its annual budgeting and ongoing forecasting process to effectively allocate resources. Income (loss) from operations is also reported on the consolidated statement of income (loss).

The CODM uses income (loss) from operations to evaluate the operating performance of the Company’s operating segments by considering variances to budget, prior forecasts, and prior year performance on a monthly basis when making decisions about how to allocate capital, personnel, and other resources to each segment.

Segment operating results are as follows:

	Year Ended December 31,
	2024			2023
	North America	Europe	Total	North America	Europe	Total
Net Sales	$786,124	$481,220	$1,267,344	$794,386	$590,897	$1,385,283

Less:
Aluminum and other material costs	415,786	194,850	610,636	418,011	244,755	662,766
Manufacturing costs	245,682	214,639	460,321	244,313	270,232	514,545
Manufacturing depreciation and amortization	39,965	45,888	85,853	38,243	53,981	92,224
Selling, general, and administrative expenses	41,681	39,601	81,282	42,028	45,539	87,567
Loss on deconsolidation of subsidiary	-	-	-	-	79,629	79,629
Segment expenses	743,114	494,978	1,238,092	742,595	694,136	1,436,731
Income (loss) from operations	$43,010	$(13,758)	$29,252	$51,791	$(103,239)	$(51,448)

Supplemental Segment Financial Information:
Depreciation and amortization	$40,286	$46,130	$86,416	$38,714	$54,277	$92,991
Capital expenditures	$14,718	$13,565	$28,283	$23,653	$17,507	$41,160

	As of December 31,
	2024			2023
	North America	Europe	Total	North America	Europe	Total
Long-lived assets:
Property, plant, and equipment	$174,180	$155,712	$329,892	$220,951	$177,648	$398,599
Intangible assets	$-	$12,612	$12,612	$-	$33,242	$33,242

Segment assets	$407,800	$332,329	$740,129	$625,612	$404,959	$1,030,571

Geographic information

See table below for the Company's net sales and property, plant and equipment by location:

	Net Sales (1)		Property, Plant and Equipment, net
Year Ended December 31,	2024	2023	2024	2023
Net sales:
U.S.	$5,945	$4,208	$1,505	$1,228
Mexico	780,179	790,178	172,674	219,723
Germany	75,506	148,714	573	1,933
Poland	405,714	442,183	155,140	175,715
Consolidated net sales	$1,267,344	$1,385,283	$329,892	$398,599

(1) Revenues are attributed based on location of legal entity.

NOTE 5 - INVENTORIES

Inventory by major classification as of December 31, 2024 and 2023 was as follows:

Year Ended December 31,	2024	2023
Raw materials	$34,339	$44,539
Work in process	34,449	25,289
Finished goods	76,948	74,781
Inventories, net	$145,736	$144,609

Service wheel and supplies inventory included in other noncurrent assets in the consolidated balance sheets totaled $7.7 million and $11.7 million at December 31, 2024 and 2023.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

The components of property, plant, and equipment as of December 31, 2024 and 2023 was as follows:

Year Ended December 31,	Expected Useful Life	2024	2023
Land and buildings	15 to 50 years	$128,292	$145,912
Machinery and equipment	3 to 20 years	886,050	934,223
Leasehold improvements and others	Lease term	2,911	2,943
Construction in progress		22,136	30,252
		1,039,389	1,113,330
Accumulated depreciation		(709,497)	(714,731)
Property, plant and equipment, net		$329,892	$398,599

Depreciation expense was $66.9 million and $73.5 million for the years ended December 31, 2024 and 2023.

NOTE 7 - INTANGIBLE ASSETS

The Company’s definite-lived intangible assets as of December 31, 2024 and 2023 was as follows:

Year Ended December 31, 2024	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
Customer relationships	$167,000	$(153,520)	$(868)	$12,612	1-4

Year Ended December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
Customer relationships	$167,000	$(134,097)	$339	$33,242	1-5

Amortization expense for these intangible assets was $19.5 million for the years ended December 31, 2024 and 2023.

Annual Anticipated Future Amortization	Amount
2025	$9,202
2026	2,407
2027	1,003
Total anticipated future amortization	$12,612

NOTE 8 - DEBT AND OTHER FINANCING ARRANGEMENTS

A summary of the Company's long-term obligations as December 31, 2024 and December 31, 2023 are as follows:

	December 31, 2024			December 31, 2023
	Principal	Carrying Value	Effective Interest Rate	Principal	Carrying Value	Effective Interest Rate
Senior Secured Credit Facilities:
Revolving Credit Facility	$—	$—	—	$—	$—	—
Term Loan Facility	518,700	488,298	11.1%	396,000	375,920	12.6%
Senior Notes:
6.00% Senior Notes	—	—	—	239,601	238,126	6.0%
Other debt:
European CapEx loans	—	—	—	784	784	2.2%
Finance leases	1,090	1,090	5.6%	1,124	1,124	2.4%
		489,388			615,954
Less: Current portion of long-term debt		(7,939)			(5,322)
Long-term debt		$481,449			$610,632

Debt maturities due in the next five years and thereafter are as follows:

Debt Maturities	Amount
2025	$7,939
2026	5,595
2027	5,398
2028	500,858
2029	—
Total debt liabilities	$519,790

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

During the year ended December 31, 2024, the Company recognized a $12.2 million loss on extinguishment of debt related to the prepayment of the 2022 Term Loan Credit Agreement in connection with the debt refinancing.

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

The SSCF may become due and payable upon the event of default, which the Company has accounted for separately as a derivative liability. As of December 31, 2024, the Company has recorded a derivative liability of $1.4 million in the consolidated balance sheet.

Subsequent to December 31, 2024, the Company prepaid $2.2 million in principal for the Term Loan Facility under one of the mandatory prepayment provisions.

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

As of December 31, 2024, the interest rate in effect on borrowings under the Amended and Restated Term Loan Credit Facility was 11.9%.

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

Additionally, if the Company pays the preferred stock dividends in cash to the preferred shareholders, the Credit Agreements require it to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreements) to be no less than 1.10:1.00 at the end of the period such payment is made.

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

As of December 31, 2024, the Company was in compliance with all covenants under the Credit Agreements.

Available Unused Commitments under the Revolving Credit Facility

As of December 31, 2024, the Company had no outstanding borrowings under the Revolving Credit Facility and unused commitments of $42.5 million, which has been reduced for outstanding letters of credit of $17.5 million.

Senior Notes

On June 15, 2017, the Company issued €250 million aggregate principal amount of 6.000% Senior Notes due June 15, 2025 (the “Notes”). In connection with the closing of the Amended and Restated Term Loan Credit Agreement, the Company redeemed all of the Notes remaining outstanding at a redemption price of 100.000% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, August 26, 2024 (the “Redemption Date”), in accordance with the Indenture, dated June 15, 2017 (the “Indenture”), between the Company, certain subsidiary guarantors party thereto, The Bank of New York Mellon SA/NV, Luxembourg Branch, as registrar and transfer agent and The Bank of New York Mellon acting through its London Branch, as trustee. As of the Redemption Date, the Notes were no longer deemed outstanding and interest on the Notes ceased to accrue. During the year ended December 31, 2024, the Company recognized a $0.9 million loss on extinguishment of debt in connection with the redemption of the Notes.

European Debt

In connection with the acquisition of UNIWHEELS AG in 2017, the Company assumed $70.7 million of outstanding debt. As of December 31, 2023, $0.8 million of the assumed debt remained outstanding. The outstanding debt was repaid in full during 2024.

Factoring Arrangements

The Company sells certain customer trade receivables under factoring arrangements with designated financial institutions and are accounted for as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under these factoring arrangements approximates fair value of such receivables and cash proceeds are included in cash provided by operating activities. The Company’s ongoing involvement under the factoring arrangements is limited to processing of customer payments on the factored receivables. Factoring arrangements incorporate customary representations and warranties, including representations as to validity of amounts due, completeness of performance obligations, and absence of commercial disputes.

During the years ended December 31, 2024 and 2023, the Company sold trade receivables totaling $708.8 million and $734.8 million and incurred factoring fees of $5.9 million and $4.2 million.

As of December 31, 2024 and December 31, 2023, receivables of $70.9 million and $92.4 million had been factored and had not yet been paid by customers to the respective financial institutions. The collective limit under the Company's factoring arrangements was $142.1 million as of December 31, 2024 and December 31, 2023.

NOTE 9 - SUPPLIER FINANCE PROGRAM

The Company receives extended payment terms for a portion of its purchases (90 days rather than 60 days) with one of its principal aluminum suppliers in exchange for a nominal adjustment to the product pricing. The payment terms provided are consistent with aluminum industry norms, as well as those offered to the supplier’s other customers. The supplier factors receivables due from the Company with a financial institution. The Company is not a party to the supplier’s factoring agreement with the financial institution. The Company remits payments directly to the supplier, except with respect to products purchased under extended terms which have been factored by the supplier. These payments are remitted directly to the financial institution in accordance with the payment terms originally negotiated with the supplier. These payments are included in cash flows from operations within the consolidated statements of cash flows.

The following table summarizes activity in the amounts owed to the financial institution for the years ended December 31, 2024 and December 31, 2023:

Year Ended December 31,	2024	2023
Outstanding at the beginning of the period	$18,000	$14,371
Added during the period	128,704	117,595
Settled during the period	(120,695)	(113,966)
Outstanding at the end of the period	$26,009	$18,000

NOTE 10 - REDEEMABLE SHARES

During 2017, the Company issued 150,000 shares of Series A (140,202 shares) and Series B (9,798 shares) Perpetual Convertible Preferred Stock, par value $0.01 per share for $150.0 million. On August 30, 2017, the Series B shares were converted into Series A redeemable preferred stock (the “redeemable preferred stock”) after approval by the Company's shareholders. The redeemable preferred stock has an initial stated value of $1,000 per share, par value of $0.01 per share and liquidation preference over common stock.

As of December 31, 2024 and December 31, 2023, the redeemable preferred stock was $288.5 million and $248.2 million and convertible into shares of the Company's common stock equal to the number of shares determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $28.162, subject to adjustment in accordance with the Certificate of Designations. The redeemable preferred stock accrues dividends at a rate of 9 percent per annum, payable at the Company's election in kind, in cash or a combination thereof, and is also entitled to participate if we pay any dividends or make any distributions in respect of our common stock in cash or any other class or series of capital stock in an amount equal to that which would have been due had the redeemable preferred shares been converted into common stock.

During the year ended December 31, 2024, preferred stock dividends of $10.1 million were paid-in-kind, which increased the stated value of the redeemable preferred stock. As of December 31, 2024 and December 31, 2023, the stated values of the redeemable preferred stock were $160.1 million and $150.0 million.

The Company may mandate conversion of all of its redeemable preferred stock if, for a period of 30 consecutive trading days, the VWAP of its common stock exceeds a 200% premium on the conversion price of its redeemable preferred stock. The holders may redeem the redeemable preferred stock on or after September 14, 2025 or, if earlier, as a result of the occurrence of an early redemption event (e.g., an Exchange Act report that a person or group has become the beneficial owner of more than 50% of the voting securities of the Company, recapitalization, merger, sale of all or substantially all of the Company's assets, or an adoption of a plan or proposal for liquidation or delisting of the Company's stock from the NYSE). At redemption, the redemption value will be the greater of (i) two times the then-current Stated Value (defined in the Certificate of Designations as $1,000 per share, plus any accumulated and unpaid dividends or dividends paid-in-kind), which as of December 31, 2024 would be equivalent to a $320.3 million redemption value, and (ii) the product of the number of shares of common stock into which the redeemable preferred stock could be converted at the time of such redemption (5.7 million shares currently) and the then-Current Market Price (defined in the Certificate of Designations as the arithmetic average of VWAP per share of common stock for each of the thirty (30) consecutive full trading days ending on the trading day before the record date with respect to such action) of our common stock. Any redemption payment would be limited to cash legally available to pay such redemption. If the Company is unable to redeem the shares of redeemable preferred stock in full, any shares of redeemable preferred stock not redeemed would continue to receive an annual dividend of 9.0% on the stated value which would be payable quarterly. The Board of Directors would have to evaluate periodically the ability of the Company to make any redemption payments until the full redemption amount has been paid. The Company may, at its option, redeem in whole at any time all of the shares of redeemable preferred stock outstanding.

The Company has determined that the conversion option and the redemption option exercisable upon the occurrence of a “redemption event” which are embedded in the redeemable preferred stock must be accounted for separately from the redeemable preferred stock as a derivative liability.

Since the redeemable preferred stock may be redeemed at the option of the holders, but is not mandatorily redeemable, the redeemable preferred stock was classified as mezzanine equity. The difference between the redemption value of the redeemable preferred stock and the carrying value (the “premium”) is being accreted over the period from the date of issuance through September 14, 2025 using the effective interest method. The accretion is treated as a deemed dividend, recorded as a charge to retained earnings, and deducted in computing earnings per share (analogous to the treatment for stated and participating dividends paid on the redeemable preferred shares). The cumulative premium accretion as of December 31, 2024 and 2023 was $142.9 million and $112.7 million.

Noncontrolling Redeemable Equity

The Company has a noncontrolling interest that is currently redeemable. It is presented in the temporary equity section of the consolidated balance sheets and is adjusted to its redemption value at the end of each reporting period.

NOTE 11 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss), after deducting preferred dividends and accretion, and European noncontrolling redeemable equity dividends, by the weighted average number of common shares outstanding. In calculating diluted earnings per share, the weighted average shares outstanding considers the dilutive effect of outstanding stock options, and time and performance based restricted stock units under the treasury stock method. Approximately 470.0 thousand and 724.1 thousand stock-based compensation shares discussed in Note 16, “Stock-Based Compensation” have not been included in the diluted earnings per share because they would be anti-dilutive for the years ended December 31, 2024 and 2023.

In calculating basic and diluted earnings per share, a company with participating securities must allocate earnings to the participating securities with a corresponding reduction in the earnings attributable to common shares under the two-class method. Losses are only allocated to participating securities when the security holders have a contractual obligation to share in the losses of the Company with common stockholders. Because the redeemable preferred shareholders do not have a contractual obligation to share in the Company’s losses with common stockholders, the full amount of the Company’s losses for the years ended December 31, 2024 and 2023 were attributed to the common shares. Thus, the redeemable preferred shares discussed in Note 10, “Redeemable Shares” (convertible into 5,687 thousand shares) have not been included in the diluted earnings per share for the years ended December 31, 2024 and 2023.

Year Ended December 31,	2024	2023
(Dollars in thousands, except per share amounts)
Net income (loss) attributable to common shareholders	$(78,182)	$(92,852)
Redeemable preferred stock dividends and accretion	(43,600)	(38,969)
Noncontrolling redeemable equity dividend	(15)	(35)
Basic numerator	$(121,797)	$(131,856)

Weighted average shares outstanding – Basic	28,691	27,882
Dilutive effect of common share equivalents	—	—
Weighted average shares outstanding – Diluted	28,691	27,882

Basic earnings (loss) per share	$(4.25)	$(4.73)
Diluted earnings (loss) per share	$(4.25)	$(4.73)

NOTE 12 - INCOME TAXES

Income (loss) before income taxes from domestic and international jurisdictions is comprised of the following:

Year Ended December 31,	2024	2023
Income (loss) before income taxes:
Domestic	$(47,552)	$(65,847)
Foreign	(5,129)	(50,951)
	$(52,681)	$(116,798)

The income tax (provision) benefit is comprised of the following:

Year Ended December 31,	2024	2023
Current taxes
Federal	$2,819	$(548)
State	(159)	(112)
Foreign	(6,049)	(1,915)
Total current taxes	(3,389)	(2,575)
Deferred taxes
Federal	(23,113)	20,057
State	(462)	7,028
Foreign	1,463	(564)
Total deferred taxes	(22,112)	26,521
Income tax (provision) benefit	$(25,501)	$23,946

The following is a reconciliation of the U.S. federal tax rate to the Company's effective income tax rate:

Year Ended December 31,	2024	2023
Statutory rate	21.0%	21.0%
State tax provisions, net of federal income tax benefit	0.4	1.1
Tax credits	13.4	6.3
Foreign income taxes at rates other than the statutory rate	3.7	16.4
Valuation allowance	(52.2)	5.9
Changes in tax liabilities, net	10.3	(0.2)
Share based compensation	(3.7)	(1.4)
Unremitted non-U.S. Earnings	0.1	2.4
US tax on non-US income	(39.6)	(6.7)
Loss on deconsolidation of subsidiary	—	(20.1)
Non-deductible charges	(4.2)	(1.6)
Other	2.4	(2.6)
Effective income tax rate	(48.4)%	20.5%

The 2024 effective tax rate is based on income tax provision and pre-tax loss. The 2023 effective tax rate is based on income tax benefit and pre-tax loss.

Tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

Year Ended December 31,	2024	2023
Deferred income tax assets:
Accrued liabilities	$4,360	$7,115
Hedging and foreign currency gains (losses)	—	(1,030)
Deferred compensation	6,411	7,270
Inventory reserves	205	1,864
Net loss carryforwards and credits	38,284	46,301
Interest carryforwards	56,202	35,633
Intangibles, property, plant and equipment and other	11,564	10,272
Competent authority deferred tax assets and other foreign timing differences	3,738	5,041
Other	8,898	730
Total before valuation allowance	129,662	113,196
Valuation allowance	(87,874)	(60,387)
Net deferred income tax assets	41,788	52,809
Deferred income tax liabilities:
Hedging and foreign currency gains (losses)	(1,498)	—
Intangibles, property, plant and equipment and other	—	—
Unremitted earnings	(2,349)	(2,499)
Deferred income tax liabilities	(3,847)	(2,499)
Net deferred income tax assets	$37,941	$50,310

The classification of the Company's net deferred tax asset is shown below:

Year Ended December 31,	2024	2023
Long-term deferred income tax assets	$39,046	$52,213
Long-term deferred income tax liabilities	(1,105)	(1,903)
Net deferred tax asset	$37,941	$50,310

As of December 31, 2024, the Company has cumulative tax effected Germany NOL carryforwards of $32.7 million that carryforward indefinitely and U.S. state NOL carryforwards of $8.8 million that expire in the years 2025 to 2044. Also, the Company has $13.6 million of U.S. tax credit carryforwards, $3.2 million that expire in the years 2036 to 2044 and $10.4 million expiring in the years 2029 to 2034.

As of December 31, 2022, substantially all U.S. and German deferred tax assets net of deferred tax liabilities, were subject to valuation allowances. The Company had previously concluded that if financial results continued to improve, the assessment of the realization of net deferred tax assets could result in the release of some or all of the valuation allowances. As of December 31, 2023, sufficient positive evidence became available and $24.8 million of the valuation allowances against U.S. net deferred tax assets were released. As of December 31, 2024, certain U.S. and substantially all German deferred tax assets net of deferred tax liabilities, remained subject to valuation allowances.

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

In addition, the Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world are enacting legislation. As currently designed, Pillar Two will ultimately apply to the Company's worldwide operations, however, there has been no material effect on December 31, 2024. The Company will continue to monitor U.S. and global legislative action related to Pillar Two for potential effects.

A reconciliation of the beginning and ending amounts of uncertain tax positions is as follows:

Year Ended December 31,	2024	2023
Beginning balance	$30,549	$26,100
Increases (decreases) due to foreign currency translations	(1,416)	640
Increases (decreases) as a result of positions taken during:
Prior periods	(356)	3,274
Current period	—	776
Settlements with taxing authorities	(14,658)	(21)
Expiration of applicable statutes of limitation	(405)	(220)
Ending balance	$13,714	$30,549

The Company's policy regarding interest and penalties related to uncertain tax positions is to record interest and penalties as an element of income tax expense. At the end of 2024 and 2023, the Company had liabilities of $3.8 million and $5.7 million of potential interest and penalties associated with uncertain tax positions. Included in the unrecognized tax benefits is $1.3 million that, if recognized, would favorably affect the annual effective tax rate. Within the next 12-month period the Company expects a decrease in unrecognized tax benefits as uncertain tax positions continue to expire.

Income tax returns are filed in multiple jurisdictions and are subject to examination by tax authorities in various jurisdictions where the Company operates, including open tax years from 2014 to 2023.

NOTE 13 - LEASES

The Company has operating and finance leases for office facilities, a data center, vehicles, and certain equipment.

Lease expense and cash flow for the years ended December 31, 2024 and 2023 are as follows:

Year Ended December 31,	2024	2023
Lease Expense
Finance lease expense:
Amortization of right-of-use assets	$559	$657
Interest on lease liabilities	31	32
Operating lease expense	3,300	2,877
Total lease expense	$3,890	$3,566

Cash Flow Components
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$31	$32
Operating cash outflows from operating leases	3,399	2,937
Financing cash outflows from finance leases	623	746
Right-of-use assets obtained in exchange for finance lease liabilities, net of terminations and disposals	721	680
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations and disposals	231	3,955

Operating and finance lease assets and liabilities, average lease term, and average discount rate as of December 31, 2024 and December 31, 2023 are as follows:

Year Ended December 31,	2024	2023
Balance Sheet Information
Operating leases:
Other noncurrent assets	$7,057	$10,003
Accrued liabilities	$2,870	$2,987
Other noncurrent liabilities	4,082	7,000
Total operating lease liabilities	$6,952	$9,987

Finance leases:
Property, plant and equipment gross	$3,000	$2,301
Accumulated depreciation	(1,441)	(882)
Property, plant and equipment, net	$1,559	$1,419
Current portion of long-term debt	$564	$538
Long-term debt (less current portion)	526	586
Total finance lease liabilities	$1,090	$1,124

Lease Term and Discount Rates
Weighted-average remaining lease term - finance leases (years)	2.0	2.0
Weighted-average remaining lease term - operating leases (years)	3.3	3.3
Weighted-average discount rate - finance leases	5.6%	2.4%
Weighted-average discount rate - operating leases	5.0%	5.0%

Future minimum payments under the Company's leases as of December 31, 2024 are as follows:

Year Ended December 31,	Amount
Lease Maturities	Finance Leases	Operating Leases
2025	$564	$3,185
2026	395	2,876
2027	198	1,285
2028	8	-
2029	-	-
Total	1,165	7,346
Less: Imputed interest	(75)	(394)
Total lease liabilities, net of interest	$1,090	$6,952

NOTE 14 - RETIREMENT PLANS

The Company has an unfunded salary continuation plan covering certain directors, officers, and other key members of management. Subject to certain vesting requirements, the plan provides for a benefit based on final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. The plan was closed to new participants effective February 3, 2011. The Company made contributions of $1.5 million and $1.5 million for the years ended December 31, 2024 and 2023. The Company expects to make $1.7 million in contributions in 2025.

The following table summarizes the changes in plan benefit obligations for the years ended December 31, 2024 and 2023:

Year Ended December 31,	2024	2023
Beginning benefit obligation	$23,661	$23,155
Interest cost	1,158	1,217
Actuarial loss (gain)	(1,355)	739
Benefit payments	(1,456)	(1,450)
Ending benefit obligation	22,008	23,661
Fair value of plan assets at end of year	—	—
(Unfunded) funded status	$(22,008)	$(23,661)

The actuarial gain in 2024 was due to an increase in the year-over-year discount rate and the actuarial loss in 2023 was due to a decrease in the year-over-year discount rate.

The following table summarizes amounts recognized in the consolidated balance sheets and accumulated other comprehensive loss for the years ended December 31, 2024 and 2023:

Year Ended December 31,	2024	2023
Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses	$1,619	$1,431
Other non-current liabilities	20,389	22,230
Net amount recognized	$22,008	$23,661
Amounts recognized in accumulated other comprehensive loss, before tax effect
Net actuarial loss	$1,100	$2,460
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.6%	5.1%
Rate of compensation increase	3.0%	3.0%

Net periodic pension cost for the years ended December 31, 2024 and 2023 are described in the following table:

Year Ended December 31,	2024	2023
Net periodic pension cost	$1,164	$1,217
Weighted average assumptions used to determine net periodic pension cost:
Discount rate	5.1%	5.4%
Rate of compensation increase	3.0%	3.0%

Benefit payments during the next ten years, which reflect applicable future service, are as follows:

Year Ended December 31,	Amount
2025	$1,664
2026	1,733
2027	1,694
2028	1,740
2029	1,740
Years 2030 to 2034	8,895

Other Retirement Plans

The Company also contributes to employee retirement savings plans in the U.S. and Mexico that cover substantially all of its employees in those countries. The employer contribution totaled $1.9 million and $1.8 million for the years ended December 31, 2024 and 2023.

NOTE 15 - ACCRUED EXPENSES

Accrued expenses as of December 31, 2024 and 2023 was as follows:

Year Ended December 31,	2024	2023
Payroll and related benefits	$30,612	$31,375
Taxes, other than income taxes	11,512	14,304
Current portion of derivative liability	3,418	3,511
Short-term operating lease liability	2,870	2,987
Deferred tooling revenue	6,819	2,982
Dividends and interest	3,195	1,809
Current portion of executive retirement liabilities	1,619	1,431
Professional fees	869	723
Other	4,817	7,716
Accrued expenses	$65,731	$66,838

NOTE 16 - STOCK-BASED COMPENSATION

The Company's 2018 Equity Incentive Plan (the “Plan”) was approved by stockholders in May 2018, authorizing it to issue up to 4.35 million shares of common stock, along with nonqualified stock options, stock appreciation rights, restricted stock, and performance restricted stock units to officers, key employees, nonemployee directors, and consultants. In May 2021 and 2023, the stockholders approved amendments to the Plan that, among other things, increased the authorized shares by 2.0 million and 3.5 million. At December 31, 2024, there were 1.5 million shares available for future grants under this Plan. It is the Company's policy to issue shares from authorized but not issued shares upon the exercise of stock options.

Under the terms of the Plan, each year eligible participants are granted time value restricted stock units (“RSUs”), vesting ratably over a three-year period and performance restricted stock units (“PSUs”), with three-year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the Company’s common stock, with accrued dividends. Unrecognized stock-based compensation expense related to nonvested awards of $5.0 million is expected to be recognized over a weighted average period of approximately 1.5 years.

Stock-based compensation expense was $9.0 million and $7.5 million for the years ended December 31, 2024 and 2023 and is recognized in selling, general, and administrative expenses in the consolidated statement of income (loss).

The following tables summarize the RSU and PSU activity for the year ended December 31, 2024 and 2023:

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2024	1,001,634	$4.39	2,192,759	$5.24
Granted	621,524	3.26	1,081,216	3.96
Settled	(574,185)	4.49	(605,150)	5.80
Forfeited or expired	—	—	(1,191,905)	5.05
Balance at December 31, 2024	1,048,973	$3.66	1,476,920	$4.22

Awards estimated to vest in the future	1,048,973	$3.66	1,476,920	$4.22

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2023	896,799	$4.16	2,323,101	$6.26
Granted	687,781	4.23	1,222,839	4.80
Settled	(553,093)	3.80	(1,016,574)	5.13
Forfeited or expired	(29,853)	5.80	(336,607)	10.99
Balance at December 31, 2023	1,001,634	$4.39	2,192,759	$5.24

Awards estimated to vest in the future	1,001,634	$4.39	2,192,759	$5.24

NOTE 17 - COMMITMENTS AND CONTINGENCIES

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

NOTE 18 - RESTRUCTURING

The Company initiates restructuring activities to execute management’s strategy, such as gaining operational efficiencies and achieving net cost reductions. Restructuring charges primarily consist of employee severance costs. During 2024, the Company initiated a program to reduce its global workforce to better align its cost structure with the forecasted light vehicle industry volumes. During the year ended December 31, 2024, the Company recognized net restructuring charges of $7.0 million.

During 2023, the Company initiated a program to reduce its global workforce to better align the cost structure with lower automotive industry production levels. During the year ended December 31, 2023, the Company recognized net restructuring charges of $8.1 million.

In January 2025, the Company recognized restructuring charges of $2.1 million related to cash severance costs under an approved restructuring plan.

The changes in the restructuring reserve balance for the years ended December 31, 2024 and 2023 were as follows:

Year Ended December 31,	2024	2023
Balance at beginning of period	$3,187	$—
Provision (1)	7,020	8,098
Cash payment	(4,953)	(2,841)
SPG deconsolidation	—	(1,802)
Foreign exchange	(102)	(268)
Balance at end of period	$5,152	$3,187

(1) Provision is net of revisions to previous estimates.

NOTE 19 – DECONSOLIDATION OF SUBSIDIARY

On August 31, 2023, the Company’s then-owned subsidiary Superior Industries Production Germany GmbH (“SPG”) filed voluntary petitions for preliminary insolvency proceedings (i.e., equivalent to Chapter 11 under the U.S. Bankruptcy Code). Effective August 31, 2023, the Company ceased control of SPG and deconsolidated the subsidiary; therefore, it is no longer included in the Company’s consolidated financial statements.

On October 1, 2024, the Company and the insolvency administrator entered into a final settlement agreement to settle certain losses incurred by SPG as a result of continuing production to ensure the Company’s supply to its customers. During the year ended December 31, 2024, the Company purchased property, plant, and equipment of $2.0 million from the insolvency administrator.

As of December 31, 2023, the Company’s receivable due from the SPG bankruptcy estate was $15.3 million and the associated allowance was $14.8 million. The resulting net receivable as of December 31, 2023 was $0.5 million, which has been included in other noncurrent assets in the Company’s consolidated balance sheet.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based upon criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2024 based on the criteria in the 2013 Internal Control - Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION

(a) None.

(b) Rule 10b5-1 Trading Plans.

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

No other officers or directors adopted and/or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the year ended December 31, 2024.

ITEM 9C. - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Except as set forth herein, the information required by this Item is incorporated herein by reference to our 2025 Proxy Statement.

Executive Officers - The names of corporate executive officers as of fiscal year end who are not also Directors are listed at the end of Part I of this Annual Report. Information regarding executive officers who are Directors is contained in our 2025 Proxy Statement under the caption “Proposal No. 1 - Election of Directors.” Such information is incorporated herein by reference. All executive officers are appointed annually by the Board of Directors and serve at the will of the Board of Directors. For a description of the Chief Executive Officer’s employment agreement, see “Executive Compensation and Related Information - Narrative Disclosure Regarding Compensation” in our 2025 Proxy Statement, which is incorporated herein by reference.

Code of Ethics - Included on our website, www.supind.com, under “Investor Relations,” is our Code of Conduct, which, among others, applies to our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. Copies of our Code of Conduct are available, without charge, from Superior Industries International, Inc., Investor Relations, 26600 Telegraph Road, Suite 400, Southfield, Michigan 48033.

We have an insider trading policy governing the securities transactions by the Company’s directors, officers and employees, to comply with federal securities laws and regulations. The insider trading policy is included as Exhibit 19 to this Annual Report on Form 10-K and is filed herewith.

ITEM 11. - EXECUTIVE COMPENSATION

Information relating to Executive Compensation is set forth under the captions “Director Compensation” and “Executive Compensation and Related Information - Narrative Disclosure Regarding Compensation” in our 2025 Proxy Statement, which is incorporated herein by reference.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information related to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is set forth under the caption “Voting Securities and Principal Ownership” in our 2025 Proxy Statement. Also see Note 16, “Stock-Based Compensation” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information related to Certain Relationships and Related Transactions is set forth under the caption “Certain Relationships and Related Transactions” in our 2025 Proxy Statement.

ITEM 14. - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information related to Principal Accountant Fees and Services is set forth under the caption “Proposal No. 4 - Ratification of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services” in our 2025 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

1.
Financial Statements: See the “Index to the Consolidated Financial Statements and Financial Statement Schedule” in Item 8 of this Annual Report.
2.
Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2024 and 2023

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

10.37

Offer Letter of Employment, dated April 25, 2024 between Superior Industries International, Inc. and Stacie Schulz (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed May 29, 2024).*

10.38

Amended and Restated Credit Agreement, dated August 14, 2024, among Superior Industries International, Inc., Oaktree Fund Administration, LLC, in its capacity as administrative agent, JPMorgan Chase Bank, N.A., in its capacity as collateral agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed August 15, 2024).

10.39

First Amendment to Credit Agreement, dated August 14, 2024, among Superior Industries International, Inc., each loan party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the lenders and issuing banks party thereto (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A filed August 15, 2024).

10.40

Consulting Agreement between Superior Industries International, Inc. and C. Timothy Trenary (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 30, 2024).

10.41

Offer Letter of Employment, dated August 27, 2024, between Superior Industries International, Inc. and Daniel D. Lee (Incorporated by reference to Exhibit 10.4 of the Registrants Current Report on 10-Q filed November 7, 2024).*

10.42	Amendment to Superior Industries International, Inc. Executive Employment Agreement, dated February 5, 2025, between Superior Industries International, Inc. and Majdi B. Abulaban. *, **

10.43	Retention Award Letter, dated February 5, 2025, between Michael Dorah and Superior Industries International, Inc.*, **

10.44	Retention Award Letter, dated February 5, 2025, between Parveen Kakar and Superior Industries International, Inc.*, **

10.45	Retention Award Letter, dated February 5, 2025, between Daniel D. Lee and Superior Industries International, Inc.*, **

10.46	Retention Award Letter, dated February 5, 2025, between Kevin Burke and Superior Industries International, Inc.*, **

10.47	Retention Award Letter, dated February 27, 2025, between Stacie R. Schulz and Superior Industries International, Inc.*, **

10.48	Superior Industries International, Inc. Long Term Cash Incentive Plan*, **

19	Insider Trading Policy. **

21	List of Subsidiaries of the Company.**

23	Consent of Deloitte & Touche LLP, our Independent Registered Public Accounting Firm.**

24	Power of Attorney (included on the signature page hereto).**

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

(Dollars in thousands)

		Additions/(Deductions)
	Balance at Beginning of Year	Charge to Costs and Expenses	Other	Deductions From Reserves	Balance at End of Year
2024
Allowance for doubtful accounts receivable	$718	$—	$(11)	$(644)	$63
Allowance on long term receivable	$14,779	$—	$(14,779)	$—	$—
Valuation allowances for deferred tax assets	$60,387	$29,951	$(2,464)	$—	$87,874

2023
Allowance for doubtful accounts receivable	$661	$70	$—	$(13)	$718
Allowance on long term receivable	$—	$14,779	$—	$—	$14,779
Valuation allowances for deferred tax assets	$67,626	$(6,880)	$(359)	$—	$60,387

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

ITEM 16.- FORM 10-K SUMMARY

None.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

By	/s/ Majdi B. Abulaban	March 6, 2025
Majdi B. Abulaban
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Majdi B. Abulaban and Daniel D. Lee as his or her true and lawful attorneys-in-fact (with full power to each of them to act alone), with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with the exhibits thereto, and other documents in connection herewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the foregoing as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Majdi B. Abulaban	President and Chief Executive Officer	March 6, 2025
Majdi B. Abulaban	(Principal Executive Officer)

/s/ Daniel D. Lee	Senior Vice President and Chief Financial	March 6, 2025
Daniel D. Lee	Officer (Principal Financial Officer)

/s/ Stacie R. Schulz	Vice President and Chief Accounting Officer	March 6, 2025
Stacie R. Schulz	(Principal Accounting Officer)

/s/ Michael R. Bruynesteyn	Director	March 6, 2025
Michael R. Bruynesteyn

/s/ Richard J. Giromini	Director	March 6, 2025
Richard J. Giromini

/s/ Michael Guo	Director	March 6, 2025
Michael Guo

/s/ Paul J. Humphries	Director	March 6, 2025
Paul J. Humphries

/s/ Timothy C. McQuay	Director	March 6, 2025
Timothy C. McQuay

/s/ Deven Petito	Director	March 6, 2025
Deven Petito

/s/ Ellen B. Richstone	Director	March 6, 2025
Ellen B. Richstone