Form 10-Q
period 2025-03-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2025-05-12
CIK 95552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Number of shares of common stock outstanding as of May 8, 2025: 29,474,394

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
NET SALES	$321,602	$316,276
Cost of sales	305,502	295,130
GROSS PROFIT	16,100	21,146
Selling, general and administrative expenses	15,478	20,832
INCOME (LOSS) FROM OPERATIONS	622	314
Interest expense, net	(17,032)	(15,878)
Other income (expense), net	(1,960)	(537)
INCOME (LOSS) BEFORE INCOME TAXES	(18,370)	(16,101)
Income tax (provision) benefit	5,441	(16,648)
NET INCOME (LOSS)	$(12,929)	$(32,749)
EARNINGS (LOSS) PER SHARE – BASIC	$(0.92)	$(1.52)
EARNINGS (LOSS) PER SHARE – DILUTED	$(0.92)	$(1.52)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income (loss)	$(12,929)	$(32,749)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss), net of tax	10,198	2,499
Change in unrecognized gains (losses) on derivative instruments:
Change in fair value of derivatives	5,191	3,466
Tax (provision) benefit	(1,261)	(772)
Change in unrecognized gains (losses) on derivative instruments, net of tax	3,930	2,694
Defined benefit pension plan:
Amortization of actuarial losses on pension obligation	—	—
Tax (provision) benefit	—	178
Pension changes, net of tax	—	178
Other comprehensive income (loss), net of tax	14,128	5,371
Comprehensive income (loss)	$1,199	$(27,378)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$54,458	$40,110
Accounts receivable, net	72,722	69,503
Inventories, net	145,608	145,736
Income taxes receivable	11,541	11,374
Current derivative financial instruments	25,962	22,578
Other current assets	24,795	19,460
Total current assets	335,086	308,761
Property, plant and equipment, net	329,693	329,892
Deferred income tax assets, net	41,082	39,046
Intangibles, net	8,251	12,612
Derivative financial instruments	16,365	14,736
Other noncurrent assets	33,302	35,082
Total assets	$763,779	$740,129
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$151,184	$120,351
Short-term debt	5,811	7,939
Accrued expenses	67,030	65,731
Income taxes payable	488	1,905
Total current liabilities	224,513	195,926
Long-term debt (less current portion)	481,763	481,449
Noncurrent income tax liabilities	2,916	5,341
Deferred income tax liabilities, net	683	1,105
Other noncurrent liabilities	39,711	43,581
Commitments and contingent liabilities (Note 14)
Mezzanine equity:
Preferred stock, $0.01 par value
Authorized – 1,000,000 shares
Issued and outstanding – 150,000 shares outstanding at March 31, 2025 and December 31, 2024	302,351	288,465
Noncontrolling redeemable equity	503	480
Shareholders’ equity (deficit):
Common stock, $0.01 par value
Authorized – 100,000,000 shares
Issued and outstanding – 29,474,394 and 28,886,053 shares at March 31, 2025 and December 31, 2024	123,288	123,039
Accumulated other comprehensive income (loss)	(84,343)	(98,471)
Retained earnings (deficit)	(327,606)	(300,786)
Total shareholders’ equity (deficit)	(288,661)	(276,218)
Total liabilities, mezzanine equity and shareholders’ equity (deficit)	$763,779	$740,129

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,929)	$(32,749)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	19,542	21,946
Income tax, noncash changes	(5,280)	16,257
Stock-based compensation	910	1,720
Amortization of debt issuance costs	1,719	1,170
Other noncash items	1,408	2,782
Changes in operating assets and liabilities:
Accounts receivable	(2,334)	(12,446)
Inventories	2,960	(5,612)
Other assets and liabilities	(5,167)	(3,107)
Accounts payable	26,522	16,305
Income taxes	(3,844)	(2,796)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	23,507	3,470
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(5,964)	(6,618)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(5,964)	(6,618)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on term loans and notes	(3,475)	(1,707)
Proceeds from borrowings on revolving credit facility	23,000	—
Repayments of borrowings on revolving credit facility	(23,000)	—
Cash dividends paid	—	(3,338)
Financing costs paid and other	(2)	(217)
Payments related to tax withholdings for stock-based compensation	(661)	(1,136)
Finance lease payments	(219)	(150)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(4,357)	(6,548)
Effect of exchange rate changes on cash	1,162	(839)
Net changes in cash and cash equivalents	14,348	(10,535)
Cash and cash equivalents at the beginning of the period	40,110	201,606
Cash and cash equivalents at the end of the period	$54,458	$191,071

Supplemental Cash Flow Information
Cash paid during the period for interest	$15,852	$12,184
Cash paid during the period for taxes, net of refunds	$3,453	$3,191
Non-cash Investing Activities
Period end balance of accounts payable for property, plant, and equipment	$3,478	$3,362

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Cumulative Translation Adjustment	Hedging Instruments	Pension Obligations	Retained Earnings (Deficit)	Total
BALANCE AT JANUARY 1, 2025	28,886,053	$123,039	$(128,178)	$27,646	$2,061	$(300,786)	$(276,218)
Net income (loss)	—	—	—	—	—	(12,929)	(12,929)
Change in accumulated other comprehensive income (loss), net of tax	—	—	10,198	3,930	—	—	14,128
Common stock issued, net of shares withheld for employee taxes	588,341	—	—	—	—	—	—
Stock-based compensation	—	249	—	—	—	—	249
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(13,886)	(13,886)
Noncontrolling redeemable equity dividend	—	—	—	—	—	(5)	(5)
BALANCE AT MARCH 31, 2025	29,474,394	$123,288	$(117,980)	$31,576	$2,061	$(327,606)	$(288,661)

	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Cumulative Translation Adjustment	Hedging Instruments	Pension Obligations	Retained Earnings (Deficit)	Total
BALANCE AT JANUARY 1, 2024	28,091,440	$115,340	$(83,002)	$59,859	$852	$(178,989)	$(85,940)
Net income (loss)	—	—	—	—	—	(32,749)	(32,749)
Change in accumulated other comprehensive income (loss), net of tax	—	—	2,499	2,694	178	—	5,371
Common stock issued, net of shares withheld for employee taxes	508,712	—		—	—	—	—
Stock-based compensation	—	584	—	—	—	—	584
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(10,166)	(10,166)
Noncontrolling redeemable equity dividend	—	—	—	—	—	(7)	(7)
BALANCE AT MARCH 31, 2024	28,600,152	$115,924	$(80,503)	$62,553	$1,030	$(221,911)	$(122,907)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

(in thousands, except share or per share amounts, or as otherwise noted)

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

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

Basis of Presentation - Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, of a normal and recurring nature, which management believes are necessary for fair presentation of the financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 6, 2025 (the “2024 Form 10-K”).

These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions are eliminated in consolidation.

Interim financial reporting standards require the use of estimates that are based on assumptions regarding the outcome of future events and circumstances not known at that time. Inevitably, some assumptions may not materialize, unanticipated events or circumstances may occur which vary from those estimates and such variations may significantly affect future results. Additionally, operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Going Concern

Subsequent to March 31, 2025, the Company was notified by certain customers in North America of their intent to resource to other suppliers substantially all outstanding purchase orders in the near-term with a minimal wind-down period and to not issue any additional purchase orders to the Company thereafter. Prior to these notifications, the Company estimated these customers to represent approximately 33% of its projected consolidated net sales for the 2025 fiscal year. These customers represented approximately 40% of the Company’s consolidated net sales for the year ended December 31, 2024, and approximately 36% of the Company’s consolidated net sales for the year ended December 31, 2023. Refer to Note 16 “Subsequent Events” for additional information. Additionally, in May 2025 the financial institutions that are the counterparties to the Company’s factoring arrangements suspended its use of these programs.

The Company has historically met its cash requirements and funded its operations from a combination of cash and cash equivalents, cash generated from operating activities, cash from its debt facilities, and cash from the sale of trade receivables under its factoring arrangements. Subsequent to March 31, 2025, the Company borrowed $42.5 million on its revolving credit facility, which represents all available capacity on the facility, as these actions described above are expected to significantly affect the Company’s ability to generate cash from operating activities or from the sale of trade receivables in the near term. Based on its current estimates and forecasts, including consideration of the amount drawn on the revolving credit facility, the Company does not expect that it will have the cash and cash equivalents or sufficient liquidity to fund its operations and meet its obligations as they become due over the next twelve months from the issuance date of these unaudited condensed consolidated financial statements. Additionally, the Company expects it will not be able to meet its financial covenants under its Credit Agreements as early as June 30, 2025, if it does not obtain additional sources of funding, amend the applicable provisions in its Credit Agreements or obtain waivers with respect thereto prior to that date. Therefore, these adverse conditions and events described above raise substantial doubt about the Company’s ability to continue as a going concern as of the issuance date.

The Company has engaged third party financial advisors to assist management in seeking opportunities to improve liquidity and operational performance, evaluating additional debt or equity financing opportunities, and seeking other strategic transactions including, but not limited to, the potential sale or divestiture of assets. The Company is currently in discussions with its term loan lenders on a potential new financing arrangement and potential covenant relief. Additionally, the Company’s plans include eliminating capital expenditures previously planned and reducing capital expenditures to a minimum level to maintain existing equipment to support the current business needs; and pursuing initiatives to reduce investments in working capital, primarily inventory.

While the Company believes the implementation of some of the elements of its plan over the next twelve months from the issuance date of these unaudited condensed consolidated financial statements will be successful, they are not all solely within management’s control and, as such, can provide no assurance these plans are probable of being effectively implemented as of the issuance date. The unaudited condensed consolidated financial statements as of March 31, 2025 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, certificates of deposit, fixed deposits, and money market funds with original maturities of three months or less. The Company is required to provide cash collateral in connection with certain contractual arrangements. The Company has $0.7 million and $0.4 million of restricted cash as of March 31, 2025 and December 31, 2024 in support of these arrangements and requirements.

Accounting Standards Issued But Not Yet Adopted

Accounting Standards Update (ASU) 2023-09, “Income Taxes (Topic 740).” In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which is intended to enhance the transparency, decision usefulness, and effectiveness of income tax disclosures. This amendment requires a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state, and foreign taxes and also disaggregated by individual jurisdictions. The amendment is effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company is currently evaluating the effect of adopting this guidance.

Accounting Standards Update (ASU) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures.” In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which is intended to provided disaggregated information about a public business entity's expenses to help financial statement users better understand the entity’s performance, better assess the entity's prospects for future cash flows, and compare an entity’s performance over time and with that of other entities. The amendment is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The new standard may be applied either on a prospective or retrospective basis. The Company is currently evaluating the effect of adopting this guidance.

NOTE 2 – REVENUE

The Company disaggregates revenue from contracts by its reportable segments, North America and Europe. Revenues by segment for the three months ended March 31, 2025 and 2024 are summarized in Note 4, “Business Segments.”

The opening and closing balances of the Company’s trade receivables, and current and long-term contract liabilities are as follows:

	March 31, 2025	December 31, 2024
Trade receivables	62,805	56,690
Contract liabilities—current	6,833	6,819
Contract liabilities—noncurrent	6,235	6,845

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

Interest Rate Risk

The borrowings under the Company’s Senior Secured Credit Facilities (as subsequently defined) are at variable rates of interest and expose it to interest rate risk. If interest rates increase, debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same. The Company hedges a portion of its interest rate risk through interest rate swaps that exchange floating for fixed-rate interest payments and has designated these contracts as cash flow hedging instruments. The interest rate swaps outstanding at March 31, 2025 mature on December 31, 2025.

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

The following tables display the fair value of derivatives by financial statement line item as of March 31, 2025 and December 31, 2024:

		March 31, 2025
	Fair Value Hierarchy	Current Derivative Financial Instruments	Derivative Financial Instruments	Accrued Liabilities	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	Level 2	$24,502	$16,365	$107	$1,006
Commodity contracts	Level 2	269	—	3,879	1,554
Interest rate contracts	Level 2	1,070	—	—	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Level 2	121	—	—	—
Embedded derivative contracts	Level 3	—	—	363	951

		December 31, 2024
	Fair Value Hierarchy	Current Derivative Financial Instruments	Derivative Financial Instruments	Accrued Liabilities	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	Level 2	$20,443	$14,722	$451	$3,664
Commodity contracts	Level 2	258	14	2,341	1,233
Interest rate contracts	Level 2	1,536	—	—	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Level 2	341	—	—	—
Embedded derivative contracts	Level 3	—	—	626	1,403

The following table summarizes the notional amount of the Company’s derivative financial instruments as of March 31, 2025 and December 31, 2024:

	Notional Amount
	March 31, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Foreign exchange contracts	$406,908	$434,327
Commodity contracts - Natural Gas (1)	2,929 Btu	3,402 Btu
Commodity contracts - Aluminum (2)	4 MT	— MT
Interest rate contracts	$150,000	$150,000
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$26,219	$25,856

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

The following table summarizes the gain or loss recognized in other comprehensive income (loss) (“OCI (OCL)”), the amounts reclassified from accumulated OCI or OCL into earnings, and the amounts recognized directly into earnings for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Derivatives designated as hedging instruments:
Amount of gain or (loss) recognized in OCI on derivatives, net of tax	$3,930	$2,694
Amount of pre-tax gain or (loss) reclassified from accumulated OCI into:
Cost of sales	5,545	8,029
Interest expense, net	470	1,148
Derivatives not designated as hedging instruments:
Amount of pre-tax gain or (loss) recognized in other income (expense), net	1,159	225

The Company estimates approximately $18.1 million included in OCI or OCL at March 31, 2025 will be reclassified into net income (loss) within the following twelve months.

The Company has derivative liabilities associated with embedded features within its redeemable preferred stock (refer to Note 9 “Redeemable Shares”) and its term loan facility (refer to Note 7 “Debt and Other Financing Arrangements”).

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets may be measured at fair value on a nonrecurring basis. These assets include long-lived assets and intangible assets, which may be written down to fair value as a result of impairment. The Company did not recognize any impairment charges for the three months ended March 31, 2025 and 2024.

Financial Instruments Not Carried at Fair Value

Debt Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values are determined by reference to quoted prices for similar instruments (Level 2). The estimated fair value, as well as the carrying value, of the Company’s debt instruments are shown below:

	March 31, 2025	December 31, 2024
Estimated fair value	$528,118	$531,461
Carrying value	487,574	489,388

NOTE 4 - BUSINESS SEGMENTS

North America and Europe comprise the Company’s reportable segments. Segment operating results for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended
	March 31, 2025			March 31, 2024
	North America	Europe	Total	North America	Europe	Total
Net Sales	$203,708	$117,894	$321,602	$193,508	$122,768	$316,276

Less:
Aluminum and other material costs	114,930	56,439	171,369	99,888	54,503	154,391
Manufacturing costs	66,611	48,122	114,733	65,466	53,511	118,977
Manufacturing depreciation and amortization	8,556	10,844	19,400	10,228	11,534	21,762
Selling, general, and administrative expenses	8,676	6,802	15,478	9,844	10,988	20,832
Segment expenses	198,773	122,207	320,980	185,426	130,536	315,962
Income (loss) from operations	$4,935	$(4,313)	$622	$8,082	$(7,768)	$314

Supplemental Segment Financial Information:
Depreciation and amortization	$8,656	$10,886	$19,542	$10,343	$11,603	$21,946
Capital expenditures	2,837	3,127	5,964	4,557	2,061	6,618

	March 31, 2025			December 31, 2024
	North America	Europe	Total	North America	Europe	Total
Long-lived assets:
Property, plant, and equipment	$169,327	$160,366	$329,693	$174,180	$155,712	$329,892
Intangible assets	—	8,251	8,251	—	12,612	12,612

Segment assets	408,550	355,229	763,779	407,800	332,329	740,129

Geographic Information

See table below for the Company's net sales and property, plant and equipment by location:

	Net Sales (1)
	Three Months Ended
	March 31, 2025	March 31, 2024
U.S.	$1,650	$1,401
Mexico	202,058	192,107
Germany	13,531	17,350
Poland	104,363	105,418
Consolidated net sales	$321,602	$316,276

(1) Revenues are attributed based on location of legal entity.

	Property, Plant and Equipment, net
	March 31, 2025	December 31, 2024
U.S.	$1,461	$1,505
Mexico	167,864	172,674
Germany	3,931	573
Poland	156,437	155,140
Property, plant and equipment, net	$329,693	$329,892

NOTE 5 - INVENTORIES

Inventory by major classification as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
Raw materials	$36,270	$34,339
Work in process	44,453	34,449
Finished goods	64,885	76,948
Inventories, net	$145,608	$145,736

Service wheel and supplies inventory are included in other noncurrent assets and were $7.2 million and $7.7 million at March 31, 2025 and December 31, 2024.

NOTE 6 – INTANGIBLE ASSETS

Amortization for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Amortization expense	$4,730	$4,884

Annual Anticipated Future Amortization	Amount
Nine Remaining Months of 2025	$4,705
2026	2,503
2027	1,043
Total anticipated future amortization	$8,251

NOTE 7 – DEBT

A summary of the Company’s long-term obligations as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025			December 31, 2024
	Principal	Carrying Value	Effective Interest Rate	Principal	Carrying Value	Effective Interest Rate
Senior Secured Credit Facilities:
Revolving Credit Facility	$—	$—	—	$—	$—	—
Term Loan Facility	515,225	486,274	10.9%	518,700	488,298	11.1%
Other debt:
Finance leases	1,300	1,300	7.3%	1,090	1,090	5.6%
		487,574			489,388
Less: Current portion of long-term debt		(5,811)			(7,939)
Long-term debt		$481,763			$481,449

Debt maturities as of March 31, 2025, which are due in the next five years are as follows:

Debt Maturities	Amount
Nine remaining months of 2025	$4,511
2026	5,648
2027	5,552
2028	500,814
Total debt liabilities	$516,525

Senior Secured Credit Facilities

The Company has senior secured credit facilities under the credit agreement dated August 14, 2024 (as amended, restated, supplemented, or otherwise modified, the “Senior Secured Credit Facilities”) that consists of a $60.0 million revolving credit facility (the “Revolving Credit Facility”) and a $520.0 million term loan facility (the “Term Loan Facility”). The Term Loan Facility matures on December 15, 2028 (with no springing maturity) and the Revolving Credit Facility will mature on December 15, 2027.

On March 31, 2025, the Company entered into an amendment (the “Amendment”) to its Term Loan Facility to, among other things, (i) increase the liquidity threshold, which would trigger a mandatory prepayment of term loans, from $80.0 million to $115.0 million and (ii) include the Company’s and its subsidiaries’ ability to factor assets under certain securitization agreements in the calculation of liquidity for the purposes of determining whether a mandatory prepayment is required.

The Term Loan Facility contains a mandatory prepayment provision upon the event of default, which the Company has accounted for separately as a derivative liability. As of March 31, 2025, the Company has recorded a derivative liability of $1.0 million in the condensed consolidated balance sheet.

During the three months ended March 31, 2025, the Company prepaid $2.2 million in principal for the Term Loan Facility under one of the mandatory prepayment provisions.

As of March 31, 2025, the interest rate in effect on borrowings under the Term Loan Facility was 11.8%.

Further information on prepayments, interest rates, guarantees and collateral security, covenants, and other terms and conditions of the Senior Secured Credit Facilities is included in the Company’s 2024 Form 10-K.

As of March 31, 2025, the Company was in compliance with all covenants under the Senior Secured Credit Facilities.

Available Unused Commitments under the Revolving Credit Facility

As of March 31, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility and unused commitments of $42.5 million, which has been reduced for outstanding letters of credit of $17.5 million. Subsequent to March 31, 2025, the Company drew down the full availability on the Revolving Credit Facility of $42.5 million.

Factoring Arrangements

The Company sells certain customer trade receivables under factoring arrangements with designated financial institutions, which are accounted for as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under these factoring arrangements approximates fair value of such receivables and cash proceeds are included in cash provided by operating activities. The Company’s ongoing involvement under the factoring arrangements is limited to processing of customer payments on the factored receivables. Factoring arrangements incorporate customary representations and warranties, including representations as to validity of amounts due, completeness of performance obligations, and absence of commercial disputes.

During the three months ended March 31, 2025 and 2024, the Company sold trade receivables totaling $225.9 million and $161.8 million and incurred factoring fees of $1.8 million and $1.2 million.

As of March 31, 2025 and December 31, 2024, receivables of $110.5 million and $70.9 million had been factored and had not yet been paid by customers to the respective financial institutions. Subsequent to March 31, 2025, the financial institutions that are party to its factoring arrangements suspended the Company's use of the programs.

NOTE 8 - SUPPLIER FINANCE PROGRAM

The Company receives extended payment terms for a portion of its purchases (90 days rather than 60 days) with one of its principal aluminum suppliers in exchange for a nominal adjustment to the product pricing. The supplier factors receivables due from the Company with a financial institution. Obligations due to the factoring institution under this program as of March 31, 2025 and December 31, 2024 were $28.1 million and $26.0 million. Subsequent to March 31, 2025, the financial institution that is the party to this supply chain finance arrangement suspended the Company's use of the program.

NOTE 9 - REDEEMABLE SHARES

Preferred Stock

During the three months ended March 31, 2025, preferred stock dividends of $3.8 million were paid-in-kind, which increased the stated value of the preferred stock. As of March 31, 2025 and December 31, 2024, the stated values of the preferred stock were $163.9 million and $160.1 million, and the corresponding carrying values were $302.4 million and $288.5 million.

The preferred shares will continue to accrue dividends at 9.0% on the stated value. The associated redemption premium on the increase in the stated value will be accreted from July 1, 2024 through September 14, 2025 using the interest method. The redemption value will be the greater of (i) two times the then-current Stated Value (defined in the Certificate of Designations as $1,000 per share, plus any accumulated and unpaid dividends or dividends paid-in-kind), which as of March 31, 2025 would be equivalent to a $327.9 million redemption value, and (ii) the product of the number of shares of common stock into which the redeemable preferred stock could be converted at the time of such redemption (5.8 million shares currently) and the then-Current Market Price (defined in the Certificate of Designations as the arithmetic average of VWAP per share of common stock for each of the thirty (30) consecutive full trading days ending on the trading day before the record date with respect to such action) of our common stock.

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

As of March 31, 2025, there have been no changes in the preferred shareholder rights, including conversion and redemption rights from those described in the Company’s 2024 Form 10-K.

Noncontrolling Redeemable Equity

The Company has a noncontrolling interest that is currently redeemable. It is presented in the temporary equity section of the condensed consolidated balance sheets and is adjusted to its redemption value at the end of each reporting period.

NOTE 10 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss), after deducting preferred dividends and accretion, and European noncontrolling redeemable equity dividends, by the weighted average number of common shares outstanding. In calculating diluted earnings per share, the weighted average shares outstanding considers the dilutive effect of outstanding stock options, and time and performance based restricted stock units under the treasury stock method. Approximately 622.7 thousand and 874.0 thousand stock-based compensation shares discussed in Note 13, “Stock-Based Compensation” have not been included in the diluted earnings per share because they would be anti-dilutive for the three months ended March 31, 2025 and 2024.

In calculating basic and diluted earnings per share, a company with participating securities must allocate earnings to the participating securities with a corresponding reduction in the earnings attributable to common shares under the two-class method. Losses are only allocated to participating securities when the security holders have a contractual obligation to share in the losses of the Company with common stockholders. Because the redeemable preferred shareholders do not have a contractual obligation to share in the Company’s losses with common stockholders, the full amount of the Company’s losses for the three months ended March 31, 2025 and 2024 were attributed to the common shares. Thus, the redeemable preferred shares discussed in Note 9, “Redeemable Shares” (convertible into 5,821 thousand shares) have not been included in the diluted earnings per share for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31, 2025	March 31, 2024
(Dollars in thousands, except per share amounts)
Net income (loss) attributable to common shareholders	$(12,929)	$(32,749)
Redeemable preferred stock dividends and accretion	(13,886)	(10,166)
Noncontrolling redeemable equity dividend	(5)	(7)
Basic numerator	$(26,820)	$(42,922)

Weighted average shares outstanding – Basic	29,062	28,254
Dilutive effect of common share equivalents	—	—
Weighted average shares outstanding – Diluted	29,062	28,254

Basic earnings (loss) per share	$(0.92)	$(1.52)
Diluted earnings (loss) per share	$(0.92)	$(1.52)

NOTE 11 - INCOME TAXES

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

Income taxes for the three months ended March 31, 2025 were a $5.4 million tax benefit on pre-tax losses of $18.4 million, resulting in an effective income tax rate of 29.6 percent. The effective income tax rate for the three months ended March 31, 2025 differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position, and the mix of earnings among tax jurisdictions.

Income taxes for the three months ended March 31, 2024 were a $16.6 million tax provision on a pre-tax loss of $16.1 million, resulting in an effective income tax rate of (103.4) percent. The effective income tax rate for the three months ended March 31, 2024 differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position, the mix of earnings among tax jurisdictions, and a tax charge impacting deferred tax assets related to tax restructuring of $17.8 million.

The Company continuously evaluates the realizability of its net deferred tax assets. As of March 31, 2025, certain U.S. and substantially all its German deferred tax assets, net of deferred tax liabilities, were subject to valuation allowances.

The Organization for Economic Co-operation and Development issued Pillar Two model rules introducing a new global minimum tax of 15.0% effective January 1, 2024. While the United States has not yet adopted the Pillar Two rules, various other governments around the world have enacted part of the legislation. As currently designed, Pillar Two ultimately applies to the Company’s worldwide operations. Currently, enacted Pillar Two legislation does not have a material effect on the consolidated financial statements. The Company continues to assess U.S. and global legislative action related to Pillar Two for potential effects.

NOTE 12 - LEASES

The Company has operating and finance leases for office facilities, a data center, vehicles, and certain equipment.

Lease expense and cash flow for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Lease Expense
Finance lease expense:
Amortization of right-of-use assets	$206	$135
Interest on lease liabilities	24	6
Operating lease expense	808	827
Total lease expense	$1,038	$968

Cash Flow Components
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$24	$6
Operating cash outflows from operating leases	832	853
Financing cash outflows from finance leases	219	150
Right-of-use assets obtained in exchange for finance lease liabilities, net of terminations and disposals	383	7
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations and disposals	46	15

Operating and finance lease assets and liabilities, average lease term, and average discount rate as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
Balance Sheet Information
Operating leases:
Other noncurrent assets	$6,530	$7,057
Accrued liabilities	$2,917	$2,870
Other noncurrent liabilities	3,474	4,082
Total operating lease liabilities	$6,391	$6,952

Finance leases:
Property, plant and equipment gross	$3,399	$3,000
Accumulated depreciation	(1,647)	(1,441)
Property, plant and equipment, net	$1,752	$1,559
Current portion of long-term debt	$611	$564
Long-term debt (less current portion)	689	526
Total finance lease liabilities	$1,300	$1,090

Lease Term and Discount Rates
Weighted-average remaining lease term - finance leases (years)	2.1	2.0
Weighted-average remaining lease term - operating leases (years)	2.2	3.3
Weighted-average discount rate - finance leases	7.3%	5.6%
Weighted-average discount rate - operating leases	5.0%	5.0%

Future minimum payments under our leases as of March 31, 2025 are as follows:

	Amount
Lease Maturities	Finance Leases	Operating Leases
Nine remaining months of 2025	$611	$2,425
2026	448	2,955
2027	352	1,336
2028	8	2
Total	1,419	6,718
Less: Imputed interest	(119)	(327)
Total lease liabilities, net of interest	$1,300	$6,391

NOTE 13 - STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company’s 2018 Equity Incentive Plan (the “Plan”), as amended, authorizes it to issue up to 9.75 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock units and performance restricted stock units to officers, key employees, non-employee directors and consultants. At March 31, 2025, there were 1.6 million shares available for future grants under this Plan. It is the Company’s policy to issue shares from authorized but not issued shares upon the exercise of stock options.

Under the terms of the Plan, each year eligible participants are granted time value restricted stock units (“RSUs”), vesting ratably over a three-year period, and performance restricted stock units (“PSUs”) with three-year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the Company’s common stock, with accrued dividends. Unrecognized stock-based compensation expense related to nonvested awards of $3.2 million is expected to be recognized over a weighted average period of approximately 1.5 years as of March 31, 2025.

RSU and PSU activity for the three months ended March 31, 2025 is summarized in the following table:

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2025	1,048,973	$3.66	1,476,920	$4.22
Granted	—	—	19,009	4.29
Settled	(385,822)	3.79	(644,823)	4.28
Forfeited or expired	(62,291)	4.30	(97,440)	4.56
Balance at March 31, 2025	600,860	$3.52	753,666	$4.13

Awards estimated to vest in the future	600,860	$3.52	753,666	$4.13

Long Term Cash Incentive Plan

In 2025, the Company amended its Long Term Cash Incentive Plan (“Cash Plan”) to allow it to grant RSUs and PSUs to certain key employees that are payable in cash. These awards are classified as liabilities, which will increase as the Company’s stock price increases and decrease as its stock price decreases. Under the terms of the Cash Plan, the RSUs vest ratably over a three-year period and are valued based on the fair value of the award at the grant date, then re-measured at each reporting date until settlement with compensation expense being recognized in proportion to the completed requisite period up until the date of settlement. The PSUs have a three-year cliff vesting period and compensation expense is recognized ratably over the requisite service period if it is probable the performance target related to the PSUs will be achieved, then subsequently adjusted if this probability assessment changes in future reporting periods. As of March 31, 2025, the cash-settled share-based liability for these RSUs and PSUs was $1.1 million.

Stock-based Compensation Expense

Stock-based compensation expense is recognized in selling, general and administrative expenses in the condensed consolidated statement of income (loss). Total compensation expense for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash-settled share-based compensation expense	$1,119	$—
Share-settled share-based compensation expense	910	1,720
	$2,029	$1,720

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

NOTE 15 – RESTRUCTURING

The Company initiates restructuring activities to execute management’s strategy, such as gaining operational efficiencies and achieving net cost reductions. Restructuring charges primarily consist of employee severance costs.

The changes in the restructuring reserve balance for the three months ended March 31, 2025 and 2024 were as follows:

	2025	2024
Balance at beginning of period	$5,152	$3,386
Provision (1)	4,399	(933)
Cash payment	(6,735)	(907)
Foreign exchange	140	(77)
Balance at March 31	$2,956	$1,469

(1) Provision is net of revisions to previous estimates.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to March 31, 2025, the Company was notified by certain customers in North America of their intent to resource to other suppliers substantially all outstanding purchase orders in the near-term with a minimal wind-down period and to not issue any additional purchase orders to the Company. These customers represented approximately 40% of the Company’s consolidated net sales for the year ended December 31, 2024, and approximately 36% of the Company’s consolidated net sales for the year ended December 31, 2023.

As a result of these actions, the Company is evaluating the need for potential asset impairment charges during the second quarter 2025:

•
At March 31, 2025, the Company had inventory associated with these customers of $24.8 million, which will be evaluated for a potential write-down to net realizable value depending on timing of the remaining agreed upon shipments to be provided to these customers.
•
At March 31, 2025, the net deferred tax asset is $35.7 million in North America and $4.7 million in Europe. The Company is evaluating whether it is more likely than not it will realize the benefit from its net deferred tax assets and if a valuation allowance is required during the second quarter of 2025.
•
At March 31, 2025, the net book value of the Company’s property, plant, and equipment of its North America asset group was $169.3 million. The loss of future business will affect the Company’s short-term projections of future cash flows resulting in a triggering event for its North America long-lived asset group. During the second quarter 2025, the Company will perform an undiscounted cash flow recoverability analysis to determine if the value of its asset group is recoverable. If the Company fails the recoverability test, it would be required to estimate the fair value of its North America long-lived asset group and recognize an impairment charge to the extent the net carrying value of the asset group exceeds the fair value.

The Company is currently evaluating the effects this will have on the carrying value of the above-described assets as well as its other assets and liabilities and expects to record material asset impairment charges in the second quarter 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have included or incorporated by reference in this Quarterly Report on Form 10-Q (including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management’s current expectations, estimates, assumptions, and beliefs concerning future events and conditions and may discuss, among other things, the increase in cost of raw materials, labor and energy, supply chain disruptions, material shortages, higher interest rates, the effect of changes in international trade, including as a result of new or higher tariffs, taxes or other limitations on global trade, the effect of geopolitical conflicts, such as the Russian military invasion of Ukraine (the “Ukraine Conflict”), on our future growth and earnings. Any statement that is not historical in nature is a forward-looking statement and may be identified using words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to,” “could,” “continue,” “estimates,” and similar expressions. These statements include our belief regarding general automotive industry and market conditions and growth rates, as well as general domestic and international economic conditions.

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, which could cause actual results to differ materially from such statements and from the Company’s historical results and experience. These risks, uncertainties and other factors include, but are not limited to, those described in Part I, Item 1A, “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report and those described from time to time in our other reports filed with the Securities and Exchange Commission.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Form 10-K.

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

The related percentages of total sales for the following customers each accounted for 10% or more of the Company's total sales for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	Percent of Sales	Percent of Sales
GM	21%	23%
Ford	18%	16%
VW Group	15%	12%
Toyota	13%	10%

Recent Customer Resourcing Actions

Subsequent to March 31, 2025, we were notified by certain customers in North America of their intent to resource to other suppliers substantially all outstanding purchase orders in the near-term with a minimal wind-down period and to not issue any additional purchase orders to us. Prior to these notifications, we estimated these customers to represent approximately 33% of our projected consolidated net sales for the 2025 fiscal year. These customers represented approximately 40% of our consolidated net sales for the year ended December 31, 2024, and approximately 36% of our consolidated net sales for the year ended December 31, 2023. As a result of these actions, we are evaluating the effects this will have on the carrying value of our inventory; deferred tax assets; property, plant, and equipment; as well as our other assets and liabilities and expect to record material asset impairment charges in the second quarter 2025. Refer to Note 16 “Subsequent Events” for additional information.

As a result of these actions, based on our current estimates and forecasts, including consideration of the amount drawn on the revolving credit facility, we do not expect that we will have the cash and cash equivalents or sufficient liquidity to fund our operations and meet our obligations as they become due over the next twelve months from the issuance date of these unaudited condensed consolidated financial statements. Additionally, we expect that we will not be able to meet our financial covenants under our Credit Agreements as early as June 30, 2025, if we do not obtain additional sources of funding, amend the applicable provisions in our Credit Agreements or obtain waivers with respect thereto prior to that date. Therefore, these adverse conditions and events described above raise substantial doubt about our ability to continue as a going concern as of the issuance date. Refer to “Financial Condition, Liquidity and Capital Resources” for additional information, as well as Note 1 “Description of Business and Basis of Presentation” to the unaudited condensed consolidated financial statements and Item 1A, “Risk Factors.”

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

Trade and Regulatory Uncertainty

In April 2025, the U.S. government announced additional tariffs on various goods imported to the U.S. and other countries announced reciprocal tariffs on goods imported to such countries, including goods manufactured by us. Some of these additional tariffs have been implemented and others have been conditionally paused, and it is reasonably possible that new or additional tariffs will be periodically announced given the current global trade environment. We continue to monitor and evaluate the direct and indirect effects of these tariffs and heightened global trade disputes. However, these matters are changing rapidly and there is significant uncertainty as to how long and to what degree Superior and the automotive industry will be affected by these additional tariffs, the adverse global trade environment and the resulting economic uncertainty.

Light Vehicle Production Levels

Automotive industry production volumes in the North American and Western and Central European regions in the three months ended March 31, 2025 (as published in April 2025 by IHS for Light Vehicles, an automotive industry analyst), as compared to the corresponding period of 2024, are shown below:

Three Months Ended	March 31,		2025 vs 2024
(Units in thousands)	2025	2024	% Change
North America	3,757	3,967	(5.3%)
Western and Central Europe	3,644	3,921	(7.1%)
Total	7,401	7,888	(6.2%)

Automotive industry production volumes in our primary markets declined 6.2% during the three months ended March 31, 2025 (a decline of 7.1% in Western and Central Europe and a decline of 5.3% in North America). Production volumes of our key customers decreased 3.7% (a decline of 4.5% in North America and a decline of 2.6% in Western and Central Europe).

The IHS April 2025 forecast projects that production volumes in our primary markets are expected to decline 7.3% in 2025 (a decline of 9.3% in North America and a decline of 5.0% in Western and Central Europe). IHS forecasts production volumes of our key customers to decrease 8.7% (a decline of 9.8% in North America and a decline of 6.8% in Western and Central Europe).

Overview of the First Quarter of 2025

The following charts show the operational performance in the quarter ended March 31, 2025 in comparison to the quarter ended March 31, 2024 (dollars in millions):

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

Results of Operations

	Three Months Ended
	March 31, 2025	March 31, 2024	Net Change
(Dollars in thousands, except per share data)
Net sales	$321,602	$316,276	5,326
Cost of sales	305,502	295,130	(10,372)
Gross profit	16,100	21,146	(5,046)
Gross profit percentage	5.0%	6.7%	(1.7)%
Selling, general and administrative expenses	15,478	20,832	5,354
Income (loss) from operations	622	314	308
Interest expense, net	(17,032)	(15,878)	(1,154)
Other income (expense), net	(1,960)	(537)	(1,423)
Income tax (provision) benefit	5,441	(16,648)	22,089
Net income (loss)	$(12,929)	$(32,749)	$19,820
Diluted earnings (loss) per share	$(0.92)	$(1.52)	$0.60

Value added sales (1)	$168,537	$172,198	$(3,661)
Value added sales adjusted for foreign exchange (1)	$170,613	$172,198	$(1,585)
Adjusted EBITDA (2)	$25,088	$30,849	$(5,761)
Percentage of net sales	7.8%	9.8%	(2.0)%
Percentage of value added sales	14.9%	17.9%	(3.0)%

(1)
Value added sales and value added sales adjusted for foreign exchange are key measures that are not calculated in accordance with U.S. GAAP. Refer to “Non-GAAP Financial Measures” for a definition of value added sales and value added sales adjusted for foreign exchange and a reconciliation of value added sales and value added sales adjusted for foreign exchange to net sales, the most comparable U.S. GAAP measure.
(2)
Adjusted EBITDA is a key measure that is not calculated in accordance with U.S. GAAP. Refer to “Non-GAAP Financial Measures” for a definition of adjusted EBITDA and a reconciliation of our adjusted EBITDA to net income, the most comparable U.S. GAAP measure.

Net Sales

The following table lists the primary drivers behind the change in net sales (amounts in millions):

Three months ended March 31, 2024	$316.3
Aluminum and other pass through costs	9.0
Volume	(6.9)
Product mix and pricing	5.5
Foreign exchange	(2.3)
Three months ended March 31, 2025	$321.6

Value Added Sales Adjusted for Foreign Exchange

Value added sales adjusted for foreign exchange was $170.6 million for the first quarter of 2025 compared to value added sales of $172.2 million for the same period in 2024, a decrease of 0.9%.

Cost of Sales

The following table lists the primary drivers behind the change in cost of sales (amounts in millions):

Three months ended March 31, 2024	$295.1
Material and conversion costs	22.4
Volume	(5.1)
Mix	(1.5)
Foreign exchange	(5.4)
Three months ended March 31, 2025	$305.5

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses of $15.5 million for the first quarter of 2025 decreased $5.4 million compared to the same period in 2024 primarily due to a reduction in costs associated with the European Transformation.

Interest Expense, Net

Net interest expense was $17.0 million for the first quarter of 2025 compared to net interest expense of $15.9 million for the same period in 2024, an increase of 7.3%. The increase in net interest expense was primarily due to the upsizing of the borrowings under the amended and restated term loan, a decrease in interest income, and an increase in interest expense on borrowings under the Revolving Credit Facility, which was partially offset by a decrease in interest related to the senior notes, which were redeemed during 2024.

Other Income (Expense), Net

Other expense was $2.0 million for the first quarter of 2025 compared to other expense of $0.5 million for the same period in 2024. This increase was primarily due to an increase of foreign exchange loss of $0.8 million and factoring fees of $0.6 million during the first quarter of 2025.

Income Tax (Provision) Benefit

The income tax benefit for the first quarter of 2025 was $5.4 million on a pre-tax loss of $18.4 million, representing an effective income tax rate of 29.6 percent. This differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position, and the mix of earnings among tax jurisdictions. The income tax provision for the first quarter of 2024 was $16.6 million on pre-tax loss of $16.1 million, representing an effective income tax rate of (103.4) percent. This differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position, the mix of earnings among tax jurisdictions, and a tax charge affecting deferred tax assets related to tax restructuring of $17.8 million.

Net Income (Loss)

Net loss for the first quarter of 2025 was $12.9 million, or a $0.92 loss per diluted share, compared to a net loss of $32.7 million, or a $1.52 loss per diluted share, for the same period in 2024. The decrease in the net loss is attributable to the aforementioned items above.

Segment Sales and Income from Operations

	Three Months Ended
	March 31, 2025	March 31, 2024	Net Change
(Dollars in thousands)
Selected data
Net sales
North America	$203,708	$193,508	$10,200
Europe	117,894	122,768	(4,874)
Total net sales	$321,602	$316,276	$5,326
Income (loss) from operations
North America	$4,935	$8,082	$(3,147)
Europe	(4,313)	(7,768)	3,455
Total income (loss) from operations	$622	$314	$308

North America

Net sales for our North America segment for the first quarter of 2025 increased 5.3% compared to the same period in 2024. The $10.2 million increase in net sales was primarily due to higher aluminum and other pass through costs to our OEM customers of $9.5 million and a higher product mix and pricing of $2.9 million, which was partially offset by lower volumes of $2.0 million.

North America segment income from operations for the first quarter of 2025 decreased by $3.1 million, as compared to the same period in 2024, primarily due to higher conversion costs of $5.9 million and lower volumes of $1.2 million, which was partially offset by higher product mix and pricing of $2.7 million and lower SG&A expenses of $1.2 million.

Europe

Net sales for our European segment for the first quarter of 2025 decreased 4.0% compared to the same period in 2024. The $4.9 million decrease in net sales was primarily due to lower volumes of $4.9 million, unfavorable foreign exchange of $2.1 million, and lower aluminum and other pass through costs to our OEM customers of $0.5 million, which was partially offset by higher product mix and pricing of $2.6 million.

The European segment loss from operations for the first quarter of 2025 was $4.3 million as compared to the loss from operations of $7.8 million in the same period in 2024. This decrease in loss was primarily due to higher product mix and pricing of $4.3 million and lower SG&A expenses of $4.2 million, which was partially offset by higher conversion costs of $4.4 million and lower volumes of $0.6 million.

Financial Condition, Liquidity and Capital Resources

We have historically met our cash requirements and funded our operations from a combination of cash and cash equivalents, cash generated from operating activities, cash from its debt facilities, and cash from the sale of trade receivables under its factoring arrangements. In May 2025, the financial institutions that are the counterparties to our factoring arrangements suspended our use of these programs.

The actions described under “Executive Overview - Recent Customer Resourcing Actions”, along with the suspension of our factoring programs, are expected to significantly affect our ability to generate cash from operating activities or from the sale of trade receivables in the near term and as a result, we borrowed $42.5 million on our revolving credit facility subsequent to March 31, 2025, which represents all available capacity on the facility. Based on our current estimates and forecasts, including consideration of the amount drawn on the revolving credit facility, we do not expect that we will have the cash and cash equivalents or sufficient liquidity to fund our operations and meet our obligations as they become due over the next twelve months from the issuance date of these unaudited condensed consolidated financial statements. Additionally, we expect that we will not be able to meet our financial covenants under our Credit Agreements as early as June 30, 2025, if we do not obtain additional sources of funding, amend the applicable provisions in our Credit Agreements or obtain waivers with respect thereto prior to that date. Therefore, these adverse conditions and events described above raise substantial doubt about our ability to continue as a going concern as of the issuance date.

We have engaged third party financial advisors to assist management in seeking opportunities to improve liquidity and operational performance, evaluating additional debt or equity financing opportunities, and seeking other strategic transactions including, but not limited to, the potential sale or divestiture of assets. We are currently in discussions with our term loan lenders on a potential new financing arrangement and potential covenant relief. Additionally, our plans include eliminating capital expenditures previously planned and reducing capital expenditures to a minimum level to maintain existing equipment to support our current business needs; and pursuing initiatives to reduce investments in working capital, primarily inventory.

While we believe the implementation of some of the elements of our plan over the next twelve months from the issuance date of these unaudited condensed consolidated financial statements will be successful, they are not all solely within management’s control and, as such, can provide no assurance these plans are probable of being effectively implemented as of the issuance date. The unaudited condensed consolidated financial statements as of March 31, 2025 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Capital expenditures relate to improving production quality and efficiency and extending the useful lives of our existing equipment, and expenditures for new product offerings, as well as expanded capacity for existing products. During 2025, we expect that capital expenditures will be approximately between $10.0 million and $15.0 million.

As of March 31, 2025 our primary sources of liquidity include the following (in millions):

Available Liquidity
Cash and cash equivalents (1)	$53.8
Unused commitments on the revolving credit facility (2)	42.5
Unfactored available trade receivables	3.0
Minimum contractual liquidity per the Credit Agreement	(37.5)
Total available liquidity	$61.8
(1)
Reduced by restricted cash at March 31, 2025 of $0.7M.
(2)
Reduced by outstanding letters of credit at March 31, 2025 of $17.5 million.

Senior Secured Credit Facilities

A summary of our senior secured credit facilities at March 31, 2025 are as follows (amounts in thousands):

	March 31, 2025
	Principal	Carrying Value
Senior Secured Credit Facilities:
Revolving Credit Facility	$-	$-
Term Loan Facility	$515,225	$486,274

We have senior secured credit facilities under the credit agreement dated August 14, 2024 (as amended, restated, supplemented, or otherwise modified, the “Senior Secured Credit Facilities”) that consists of a $60.0 million revolving credit facility (the “Revolving Credit Facility”) and a $520.0 million term loan facility (the “Term Loan Facility”). The Term Loan Facility matures on December 15, 2028 (with no springing maturity) and the Revolving Credit Facility will mature on December 15, 2027.

On March 31, 2025, we entered into an amendment (the “Amendment”) to our Term Loan Facility to, among other things, (i) increase the liquidity threshold, which would trigger a mandatory prepayment of term loans, from $80.0 million to $115.0 million and (ii) include our subsidiaries’ ability to factor assets under certain securitization agreements in the calculation of liquidity for the purposes of determining whether a mandatory prepayment is required.

The Term Loan Facility contains a mandatory prepayment provision upon the event of default, which we have accounted for separately as a derivative liability. As of March 31, 2025, we have recorded a derivative liability of $1.0 million in the condensed consolidated balance sheet.

During the three months ended March 31, 2025, we prepaid $2.2 million in principal for the Term Loan Facility under one of the mandatory prepayment provisions.

As of March 31, 2025, the interest rate in effect on borrowings under the Term Loan Facility was 11.8%.

Further information on prepayments, interest rates, guarantees and collateral security, covenants, and other terms and conditions of the Senior Secured Credit Facilities is included in our 2024 Form 10-K.

As of March 31, 2025, we are in compliance with all covenants under the Senior Secured Credit Facilities.

Available Unused Commitments under the Revolving Credit Facility

As of March 31, 2025, we had no outstanding borrowings under the Revolving Credit Facility and unused commitments of $42.5 million, which has been reduced for outstanding letters of credit of $17.5 million. Subsequent to March 31, 2025, we drew down the full availability on the Revolving Credit Facility of $42.5 million.

Redeemable Preferred Stock

During the three months ended March 31, 2025, preferred stock dividends of $3.8 million were paid-in-kind, which increased the stated value of the preferred stock. As of March 31, 2025 and December 31, 2024, the stated values of the preferred stock were $163.9 million and $160.1 million, and the corresponding carrying values were $302.4 million and $288.5 million.

The preferred shares will continue to accrue dividends at 9.0% on the stated value. The associated redemption premium on the increase in the stated value will be accreted from July 1, 2024 through September 14, 2025 using the interest method. The redemption value will be the greater of (i) two times the then-current Stated Value (defined in the Certificate of Designations as $1,000 per share, plus any accumulated and unpaid dividends or dividends paid-in-kind), which as of March 31, 2025 would be equivalent to a $327.9 million redemption value, and (ii) the product of the number of shares of common stock into which the redeemable preferred stock could be converted at the time of such redemption (5.8 million shares currently) and the then-Current Market Price (defined in the Certificate of Designations as the arithmetic average of VWAP per share of common stock for each of the thirty (30) consecutive full trading days ending on the trading day before the record date with respect to such action) of our common stock.

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

As of March 31, 2025, there have been no changes in the preferred shareholder rights, including conversion and redemption rights from those described in our 2024 Form 10-K.

Factoring Arrangements

As of March 31, 2025, we had no other significant off-balance sheet arrangements other than factoring of $110.5 million. Subsequent to March 31, 2025, the financial institutions that are party to our factoring arrangements suspended our use of the programs.

Supplier Finance Program

Subsequent to March 31, 2025, the financial institution that is the party to our supply chain finance arrangement suspended our use of the program.

Cash Flows

The following table summarizes the cash flows from operating, investing and financing activities as reflected in the condensed consolidated statements of cash flows.

	Three Months Ended
	March 31, 2025	March 31, 2024
(Dollars in thousands)
Net cash provided (used) by operating activities	23,507	3,470
Net cash provided (used) by investing activities	(5,964)	(6,618)
Net cash provided (used) by financing activities	(4,357)	(6,548)
Effect of exchange rate changes on cash	1,162	(839)
Net changes in cash and cash equivalents	$14,348	$(10,535)

Operating Activities

Net cash provided by operating activities was $23.5 million for the first three months of 2025 compared to net cash provided by operating activities of $3.5 million for the same period in 2024. The increase in net cash provided by operating activities was primarily due to changes in working capital, which was partially offset by lower gross profit.

Investing Activities

Net cash used in investing activities of $6.0 million for the first three months of 2025 was $0.7 million lower than the same period in 2024 due to lower capital expenditures.

Financing Activities

Net cash used in financing activities of $4.4 million for the first three months of 2025 was $2.2 million lower than the same period in 2024. This decrease was primarily due to decrease in cash dividends as preferred stock dividends of $3.8 million were paid-in-kind during the first three months of 2025, which was partially offset by increase in repayments of debt of $1.8 million during the first three months of 2025 primarily attributable to a $2.2 million prepayment in principal for the Term Loan Facility under one of the mandatory prepayment provisions.

Non-GAAP Financial Measures

In this Quarterly Report, we discuss three important measures that are not calculated in accordance with U.S. GAAP: value added sales, value added sales adjusted for foreign exchange, and adjusted EBITDA.

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

The following table reconciles our net sales, the most directly comparable U.S. GAAP financial measure, to our value added sales and value added sales adjusted for foreign exchange:

	Three Months Ended
	March 31, 2025	March 31, 2024
(Dollars in thousands)
Net sales	$321,602	$316,276
Less: aluminum, other costs, and outside service provider costs	(153,065)	(144,078)
Value added sales	$168,537	$172,198
Currency impact on current period value added sales	2,076	—
Value added sales adjusted for foreign exchange	$170,613	$172,198

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

The following table reconciles our net income (loss), the most directly comparable U.S. GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended
	March 31, 2025	March 31, 2024
(Dollars in thousands)
Net income (loss)	$(12,929)	$(32,749)
Interest expense, net	17,032	15,878
Income tax provision (benefit)	(5,441)	16,648
Depreciation	14,812	17,062
Amortization	4,730	4,884
Factoring fees	1,825	1,198
Restructuring costs	4,399	(933)
Restructuring related costs (1)	293	8,861
Asset write down (2)	225	—
Strategic initiatives and other costs (3)	857	—
Change in fair value of embedded derivative liabilities	(715)	—
Adjusted EBITDA	$25,088	$30,849
Adjusted EBITDA as a percentage of net sales	7.8%	9.8%
Adjusted EBITDA as a percentage of value added sales	14.9%	17.9%

(1)
In the three months ended March 31, 2025, we incurred $0.3 million in restructuring related costs primarily attributable to a write down of certain assets and warehouse relocation costs in connection with our European Transformation. In the three months ended March 31, 2024, we incurred $8.9 million in restructuring related costs primarily for advisor and legal fees incurred in connection with our European Transformation.
(2)
In the three months ended March 31, 2025, we recognized a non-cash charge related to a write-down of customer specific inventory to its net realizable value associated with certain purchase orders phased-out by a customer.
(3)
We have engaged third party financial advisors to assist us in seeking opportunities to improve liquidity and operational performance, evaluating additional debt or equity refinancing opportunities, and seeking other strategic transactions. In the three months ended March 31, 2025, we recognized charges of $0.9 million associated with these strategic initiatives.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to apply significant judgment in making estimates and assumptions that affect amounts reported therein, as well as financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These estimates and assumptions, which are based upon historical experience, industry trends, terms of various past and present agreements and contracts, and information available from other sources that are believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent through other sources. We believe the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in developing estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the management’s discussion and analysis in our 2024 Form 10-K (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2024 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined in Rule 10(f)(1) of Regulation S-K under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Refer also to Item 1A, “Risk Factors” “We are from time to time subject to litigation, which could adversely affect our results of operations, financial condition or cash flows” in Part I of our 2024 Form 10-K.

Item 1A. Risk Factors

There have been no changes to the risk factors as described in Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K, except as follows:

Our current cash and liquidity projections raise substantial doubt about our ability to continue as a going concern.

A limited number of customers represent a large percentage of our consolidated net sales. As discussed in Item 1. “Note 1. Description of Business and Basis of Presentation” and in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview – Recent Customer Resourcing Actions” and “– Financial Condition, Liquidity and Capital Resources,” subsequent to March 31, 2025, certain customers in North America notified us of their intent to resource to other suppliers all outstanding purchase orders during the month of April 2025 with a minimal wind-down period and to not issue any additional purchase orders to us thereafter. Prior to these notifications, we estimated these customers to represent approximately 33% of our projected consolidated net sales for the 2025 fiscal year. These customers represent 40% of our consolidated net sales for the year ended December 31, 2024 and approximately 36% of our consolidated net sales for the year ended December 31, 2023. Additionally, in May 2025 the financial institutions that are the counterparties to our factoring arrangements suspended our use of these programs. These actions are expected to significantly affect our ability to generate cash from operating activities or from the sale of trade receivables in the near term. Therefore, we have evaluated whether these events, considered in the aggregate, give rise to substantial doubt about our ability to continue as a going concern over the next twelve months. Based on our current estimates and forecasts, including the amount drawn on our revolving credit facility on April 7, 2025, we do not expect to have the cash and cash equivalents or sufficient liquidity to fund our operations and meet our obligations as they become due over the next twelve months and we expect that we will not be able to meet our financial covenants under our Credit Agreements as early as June 30, 2025, if we do not obtain additional sources of funding, amend the applicable provisions in our Credit Agreements or obtain waivers with respect thereto prior to that date. Therefore, these adverse events and conditions raise substantial doubt about our ability to continue as a going concern as of the date of this Quarterly Report on Form 10-Q. Although we are actively pursuing strategies to mitigate these conditions and events and alleviate such substantial doubt about our ability to continue as a going concern, there can be no assurances that our plans will be successful.

The perception that we may not be able to continue as a going concern may cause customers, vendors, and others to review and alter their business relationships and terms with us, including choosing not to extend an existing relationship with us, and may affect our credit rating. If we seek additional financing to fund operations and there remains substantial doubt about our ability to continue as a going concern, financing sources may be unwilling to provide such funding to us on commercially reasonable terms, or at all. If we are unable to obtain sufficient, timely financial resources, our business, financial condition, and results of operations could be materially and adversely affected and we may be forced to terminate, significantly curtail or cease some or all our operations or to pursue other strategic alternatives, including commencing a case under the U.S. Bankruptcy Code.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1

First Amendment to Amended and Restated Credit Agreement, dated as of March 31, 2025, among Superior Industries International, Inc., Oaktree Fund Administration, LLC, in its capacity as administrative agent, JPMorgan Chase Bank, N.A., in its capacity as collateral agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed April 2, 2025).

10.2	Amendment to Superior Industries International, Inc. Executive Severance Plan.**

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

32

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

Date: May 12, 2025	/s/ Majdi B. Abulaban
Majdi B. Abulaban President and Chief Executive Officer

Date: May 12, 2025	/s/ Daniel D. Lee
Daniel D. Lee Senior Vice President and Chief Financial Officer