Form 10-Q
period 2025-06-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2025-08-07
CIK 95552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 001-06615

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-2594729
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

26600 Telegraph Road, Suite 400
Southfield, Michigan	48033
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (248) 352-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SSUP	OTC Pink Market

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

Number of shares of common stock outstanding as of August 1, 2025: 29,698,422

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
NET SALES	$207,897	$318,967	$529,499	$635,243
Cost of sales	229,345	287,347	534,847	582,477
GROSS PROFIT (LOSS)	(21,448)	31,620	(5,348)	52,766
Selling, general and administrative expenses	24,861	21,376	40,339	42,208
Impairment of long-lived assets	66,906	—	66,906	—
INCOME (LOSS) FROM OPERATIONS	(113,215)	10,244	(112,593)	10,558
Interest expense, net	(18,133)	(15,823)	(35,165)	(31,701)
Other income (expense), net	(4,235)	875	(6,195)	338
INCOME (LOSS) BEFORE INCOME TAXES	(135,583)	(4,704)	(153,953)	(20,805)
Income tax (provision) benefit	(45,470)	(6,420)	(40,029)	(23,068)
NET INCOME (LOSS)	$(181,053)	$(11,124)	$(193,982)	$(43,873)
EARNINGS (LOSS) PER SHARE – BASIC	$(6.66)	$(0.75)	$(7.63)	$(2.26)
EARNINGS (LOSS) PER SHARE – DILUTED	$(6.66)	$(0.75)	$(7.63)	$(2.26)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss)	$(181,053)	$(11,124)	$(193,982)	$(43,873)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss), net of tax	38,726	(18,247)	48,924	(15,748)
Change in unrecognized gains (losses) on derivative instruments:
Change in fair value of derivatives	214	(20,723)	5,405	(17,257)
Tax (provision) benefit	1,261	4,747	—	3,975
Change in unrecognized gains (losses) on derivative instruments, net of tax	1,475	(15,976)	5,405	(13,282)
Defined benefit pension plan:
Amortization of actuarial losses on pension obligation	—	3	—	3
Tax (provision) benefit	—	—	—	178
Pension changes, net of tax	—	3	—	181
Other comprehensive income (loss), net of tax	40,201	(34,220)	54,329	(28,849)
Comprehensive income (loss)	$(140,852)	$(45,344)	$(139,653)	$(72,722)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$85,268	$40,110
Accounts receivable, net	73,021	69,503
Inventories, net	128,336	145,736
Income taxes receivable	11,744	11,374
Current derivative financial instruments	—	22,578
Other current assets	22,314	19,460
Total current assets	320,683	308,761
Property, plant and equipment, net	274,838	329,892
Deferred income tax assets, net	—	39,046
Intangibles, net	5,190	12,612
Derivative financial instruments	—	14,736
Other noncurrent assets	29,610	35,082
Total assets	$630,321	$740,129
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$108,930	$120,351
Short-term debt	15,776	7,939
Accrued expenses	56,165	65,731
Income taxes payable	377	1,905
Total current liabilities	181,248	195,926
Long-term debt (less current portion)	537,490	481,449
Noncurrent income tax liabilities	2,957	5,341
Deferred income tax liabilities, net	197	1,105
Other noncurrent liabilities	34,422	43,581
Commitments and contingent liabilities (Note 15)
Mezzanine equity:
Preferred stock, $0.01 par value
Authorized – 1,000,000 shares
Issued and outstanding – 150,000 shares outstanding at June 30, 2025 and December 31, 2024	318,162	288,465
Noncontrolling redeemable equity	550	480
Shareholders’ equity (deficit):
Common stock, $0.01 par value
Authorized – 100,000,000 shares
Issued and outstanding – 29,698,422 and 28,886,053 shares at June 30, 2025 and December 31, 2024	123,913	123,039
Accumulated other comprehensive income (loss)	(44,142)	(98,471)
Retained earnings (deficit)	(524,476)	(300,786)
Total shareholders’ equity (deficit)	(444,705)	(276,218)
Total liabilities, mezzanine equity and shareholders’ equity (deficit)	$630,321	$740,129

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(193,982)	$(43,873)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	38,164	43,834
Income tax, noncash changes	41,538	18,659
Stock-based compensation	1,655	4,086
Amortization of debt issuance costs	3,563	2,370
Interest paid-in-kind on long-term debt	11,791	—
Impairment of long-lived assets	66,906	—
Other noncash items	8,331	(2,902)
Changes in operating assets and liabilities:
Accounts receivable	(1,957)	(28,544)
Inventories	28,044	(6,358)
Other assets and liabilities	(8,863)	(1,933)
Cash proceeds from early termination of derivative instruments	37,537	—
Accounts payable	(22,944)	16,249
Income taxes	(3,750)	(6,132)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	6,033	(4,544)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(11,911)	(14,844)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(11,911)	(14,844)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short-term debt	10,000	—
Repayments on term loans and notes	(3,475)	(2,774)
Proceeds from borrowings on revolving credit facility	65,473	—
Repayments of borrowings on revolving credit facility	(23,000)	—
Cash dividends paid	—	(3,383)
Financing costs paid and other	(903)	(299)
Payments related to tax withholdings for stock-based compensation	(781)	(1,345)
Finance lease payments	(456)	(293)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	46,858	(8,094)
Effect of exchange rate changes on cash	4,178	(1,862)
Net changes in cash and cash equivalents	45,158	(29,344)
Cash and cash equivalents at the beginning of the period	40,110	201,606
Cash and cash equivalents at the end of the period	$85,268	$172,262

Supplemental Cash Flow Information
Cash paid during the period for interest	$20,687	$31,625
Cash paid during the period for taxes, net of refunds	$5,344	$10,435
Non-cash inventory charge due to customer resourcing actions	$12,149	$—
Non-cash Investing Activities
Period end balance of accounts payable for property, plant, and equipment	$7,566	$2,982

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

(Unaudited)

For the three months ended June 30, 2025
	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Cumulative Translation Adjustment	Hedging Instruments	Pension Obligations	Retained Earnings (Deficit)	Total
BALANCE AT APRIL 1, 2025	29,474,394	$123,288	$(117,980)	$31,576	$2,061	$(327,606)	$(288,661)
Net income (loss)	—	—	—	—	—	(181,053)	(181,053)
Change in accumulated other comprehensive income (loss), net of tax	—	—	38,726	1,475	—	—	40,201
Common stock issued, net of shares withheld for employee taxes	224,028	—	—	—	—	—	—
Stock-based compensation	—	625	—	—	—	—	625
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(15,811)	(15,811)
Noncontrolling redeemable equity dividend	—	—	—	—	—	(6)	(6)
BALANCE AT JUNE 30, 2025	29,698,422	$123,913	$(79,254)	$33,051	$2,061	$(524,476)	$(444,705)

For the six months ended June 30, 2025
	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Cumulative Translation Adjustment	Hedging Instruments	Pension Obligations	Retained Earnings (Deficit)	Total
BALANCE AT JANUARY 1, 2025	28,886,053	$123,039	$(128,178)	$27,646	$2,061	$(300,786)	$(276,218)
Net income (loss)	—	—	—	—	—	(193,982)	(193,982)
Change in accumulated other comprehensive income (loss), net of tax	—	—	48,924	5,405	—	—	54,329
Common stock issued, net of shares withheld for employee taxes	812,369	—	—	—	—	—	—
Stock-based compensation	—	874	—	—	—	—	874
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(29,697)	(29,697)
Noncontrolling redeemable equity dividend	—	—	—	—	—	(11)	(11)
BALANCE AT JUNE 30, 2025	29,698,422	$123,913	$(79,254)	$33,051	$2,061	$(524,476)	$(444,705)

For the three months ended June 30, 2024
	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Cumulative Translation Adjustment	Hedging Instruments	Pension Obligations	Retained Earnings (Deficit)	Total
BALANCE AT APRIL 1, 2024	28,600,152	$115,924	$(80,503)	$62,553	$1,030	$(221,911)	$(122,907)
Net income (loss)	—	—	—	—	—	(11,124)	(11,124)
Change in accumulated other comprehensive income (loss), net of tax	—	—	(18,247)	(15,976)	3	—	(34,220)
Common stock issued, net of shares withheld for employee taxes	285,901	—		—	—	—	—
Stock-based compensation	—	2,158	—	—	—	—	2,158
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(10,353)	(10,353)
Noncontrolling redeemable equity dividend	—	—	—	—	—	—	—
BALANCE AT JUNE 30, 2024	28,886,053	$118,082	$(98,750)	$46,577	$1,033	$(243,388)	$(176,446)

For the six months ended June 30, 2024
	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Cumulative Translation Adjustment	Hedging Instruments	Pension Obligations	Retained Earnings (Deficit)	Total
BALANCE AT JANUARY 1, 2024	28,091,440	$115,340	$(83,002)	$59,859	$852	$(178,989)	$(85,940)
Net income (loss)	—	—	—	—	—	(43,873)	(43,873)
Change in accumulated other comprehensive income (loss), net of tax	—	—	(15,748)	(13,282)	181	—	(28,849)
Common stock issued, net of shares withheld for employee taxes	794,613	—	—	—	—	—	—
Stock-based compensation	—	2,742	—	—	—	—	2,742
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(20,519)	(20,519)
Noncontrolling redeemable equity dividend	—	—	—	—	—	(7)	(7)
BALANCE AT JUNE 30, 2024	28,886,053	$118,082	$(98,750)	$46,577	$1,033	$(243,388)	$(176,446)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

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

Proposed Merger

On July 8, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SUP Parent Holdings, LLC, a Delaware limited liability company (“Parent”), and SUP Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”) with the Company surviving the Merger as a direct wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of the lenders party to the Company’s existing Term Loan Agreement (as defined below).

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company (each, a “Common Share”) and each share of preferred stock, par value $0.01 per share designated as Series A Preferred Shares (the “Series A Preferred Shares”), in each case, issued and outstanding immediately prior to the Effective Time (other than shares owned by (i) Parent or Merger Sub or any of their respective Subsidiaries, (ii) the Company as treasury stock and (iii) holders of Common Shares who have not voted in favor of the Merger or consented thereto and have properly exercised and perfected and not withdrawn, waived or lost a demand for appraisal rights pursuant to Section 262 of the Delaware General Corporation Law), will be converted into the right to receive:

•
with respect to each Common Share, $0.09 per Common Share in cash, without interest thereon (the “Common Stock Merger Consideration” and the aggregate of such amount for all Common Shares, the “Aggregate Merger Consideration”); and
•
with respect to each Series A Preferred Share, (1) an amount equal to the quotient of (x) the product of (a) the Aggregate Merger Consideration plus the aggregate consideration payable to the holders of Cash-Settled RSUs and Cash-Settled PSUs (each as defined in the Merger Agreement) pursuant to the Merger Agreement, multiplied by (b) two, divided by (y) the total number of issued and outstanding Series A Preferred Shares as of immediately prior to the Effective Time, in cash, without interest thereon and (2) the number of fully paid and nonassessable units representing limited liability company interests of Parent to be issued by Parent such that immediately following such issuance and the Effective Time, the former holders of all Series A Preferred Shares shall hold, in the aggregate, 3.5% of Parent’s common equity.

At the Effective Time, each outstanding equity award will be treated as follows:

•
Each outstanding time-based restricted stock unit (a “Company Restricted Stock Unit”) that was granted under the Company’s 2018 Equity Incentive Plan (the “Company Stock Plan”) that is outstanding as of immediately prior to the Effective Time, whether vested or unvested, will become fully vested and will terminate and be automatically cancelled as of immediately prior to the Effective Time in exchange for the right to receive a lump sum cash payment of an amount equal to the product of (i) the number of Common Shares underlying such Company Restricted Stock Unit, multiplied by (ii) the Common Stock Merger Consideration.
•
Each outstanding performance-based restricted stock unit (a “Company Performance Stock Unit”) that was granted under the Company Stock Plan that is outstanding as of immediately prior to the Effective Time, whether vested or unvested, will become fully vested as if the applicable level of performance was achieved at target and will terminate and be automatically cancelled as of immediately prior to the Effective Time in exchange for the right to receive a lump sum cash payment of an amount equal to the product of (i) the number of Common Shares subject to such Company Performance Stock Unit that would vest based on the applicable target level of achievement of the performance metrics, multiplied by (ii) the Common Stock Merger Consideration.

The parties’ respective obligations to consummate the Merger are subject to the satisfaction or waiver of certain conditions, including, among others: (i) the adoption of the Merger Agreement by the holders of a majority of the voting power of the outstanding common and preferred stock of the Company, voting together as a single class, (ii) the receipt of certain consents or approvals from governmental entities, (iii) the absence of any law or governmental order from any governmental entity of competent jurisdiction prohibiting the Merger, (iv) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the signing of the Merger Agreement, (v) entering into a revolving credit facility on terms reasonably acceptable to Parent and the Company, (vi) the execution of certain contracts in form and substance reasonably acceptable to Parent and (vii) certain customary conditions relating to the parties’ representations and warranties in the Merger Agreement and the performance of their respective obligations.

The transactions are expected to close in the third quarter of 2025. The Company has incurred and will continue to incur significant costs relating to the Merger, such as legal, accounting, financial advisory, and other professional services fees.

Additional information about the Merger is set forth in our Current Report on Form 8-K/A filed with the SEC on July 9, 2025, and our preliminary proxy statement filed with the SEC on July 30, 2025.

NOTE 2 – BASIS OF PRESENTATION

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

Interim financial reporting standards require the use of estimates that are based on assumptions regarding the outcome of future events and circumstances not known at that time. Inevitably, some assumptions may not materialize, unanticipated events or circumstances may occur which vary from those estimates and such variations may significantly affect future results. Additionally, operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Going Concern

During the three months ended June 30, 2025, the Company was notified by certain customers in North America of their intent to resource to other suppliers substantially all outstanding purchase orders in the near-term with a minimal wind-down period and to not issue any additional purchase orders to the Company thereafter. Prior to receiving these notifications, the Company estimated these customers to represent approximately 33% of its projected consolidated net sales for the 2025 fiscal year. These customers represented approximately 40% of the Company’s consolidated net sales for the year ended December 31, 2024, and approximately 36% of the Company’s consolidated net sales for the year ended December 31, 2023. During the three months ended June 30, 2025, the Company borrowed $42.5 million on its revolving credit facility, as the actions described above are expected to significantly affect the Company’s ability to generate cash from operating activities or from the sale of trade receivables in the near term.

The Company engaged third party financial advisors to assist management in seeking opportunities to improve liquidity and operational performance, evaluate additional debt or equity financing opportunities, and seek other strategic transactions. On June 4, 2025, the Company entered into an amendment to its Term Loan Agreement (as defined below) to, among other things, provide for an incremental $70.0 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility”), of which $10.0 million was funded on June 4, 2025 and the remainder of which will be funded in accordance with the terms and conditions in the Term Loan Agreement, as so amended; refer to Note 7 “Debt and Other Financing Arrangements” for additional details on these amendments. Concurrently with the entry into the amendment to the Term Loan Agreement, the Company also amended its Revolving Credit Agreement (as defined below) to, among other things, permit the incurrence of the Delayed Draw Term Loan Facility. The amendments to the Term Loan Agreement and Revolving Credit Agreement also included, among other things, a limited waiver of the financial covenants thereunder for the test period ending on June 30, 2025 and permission to unwind the Company’s hedging arrangements and retain the proceeds thereof.

On July 8, 2025, the Company entered into a Merger Agreement, which is more fully described in Note 1 “Description of the Business”. The closing of the proposed Merger is subject to the satisfaction or waiver of certain conditions, some of which are not solely within the Company’s control.

While the Company has obtained a waiver related to its financial covenants under its Credit Agreements for the test period ended June 30, 2025, it does not expect that it will be able to meet its financial covenants as early as September 30, 2025. In addition, based on its current estimates and forecasts, it does not expect that it will have the cash and cash equivalents or sufficient liquidity to fund its operations and meet its obligations as they become due over the next twelve months from the issuance date of these unaudited condensed consolidated financial statements if it does not obtain additional sources of funding, amend the applicable provisions in its credit agreements, or obtain waivers with respect thereto prior to that date. Furthermore, since the conditions to closing the proposed Merger are not solely within the Company’s control, there can be no assurance that the Merger will be consummated on the anticipated terms and timing, or at all. Therefore, these adverse conditions and events described above raise substantial doubt about the Company’s ability to continue as a going concern as of the issuance date.

The unaudited condensed consolidated financial statements as of June 30, 2025 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, certificates of deposit, fixed deposits, and money market funds with original maturities of three months or less. The Company is required to provide cash collateral in connection with certain contractual arrangements. The Company has $0.8 million and $0.4 million of restricted cash as of June 30, 2025 and December 31, 2024 in support of these arrangements and requirements.

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

Accounting Standards Update (ASU) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures.” In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which is intended to provide disaggregated information about a public business entity’s expenses to help financial statement users better understand the entity’s performance, better assess the entity’s prospects for future cash flows, and compare an entity’s performance over time and with that of other entities. The amendment is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The new standard may be applied either on a prospective or retrospective basis. The Company is currently evaluating the effect of adopting this guidance.

NOTE 3 – REVENUE

The Company disaggregates revenue from contracts by its reportable segments, North America and Europe. Revenues by segment for the three and six months ended June 30, 2025 and 2024 are summarized in Note 5, “Business Segments.”

The opening and closing balances of the Company’s trade receivables, and current and long-term contract liabilities are as follows:

	June 30, 2025	December 31, 2024
Trade receivables	63,839	56,690
Contract liabilities—current	4,454	6,819
Contract liabilities—noncurrent	4,931	6,845

During the three and six months ended June 30, 2025 the Company recorded a non-cash charge of $3.1 million to write-down a customer trade receivable associated with the customer resourcing actions described in Note 2 “Basis of Presentation”.

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE

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

Derivative Financial Instruments

During the three months ended June 30, 2025, the Company terminated its outstanding foreign exchange, commodity, and interest rate derivative instruments. The derivative instruments have been derecognized as of June 30, 2025 and amounts in accumulated other comprehensive income (loss) remain there until the forecasted transactions affect earnings unless the forecasted transaction becomes probable of not occurring.

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

The fair value of the Company’s embedded derivatives is estimated using either a market based approach or an income based approach, which uses Company-specific inputs and assumptions (Level 3), such as discount rates.

The following tables display the fair value of derivatives by financial statement line item as of June 30, 2025 and December 31, 2024:

June 30, 2025
	Fair Value Hierarchy	Current Derivative Financial Instruments	Derivative Financial Instruments	Accrued Liabilities	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	Level 2	$—	$—	$—	$—
Commodity contracts	Level 2	—	—	—	—
Interest rate contracts	Level 2	—	—	—	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Level 2	—	—	—	—
Embedded derivative contracts	Level 3	—	—	165	698

		December 31, 2024
	Fair Value Hierarchy	Current Derivative Financial Instruments	Derivative Financial Instruments	Accrued Liabilities	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	Level 2	$20,443	$14,722	$451	$3,664
Commodity contracts	Level 2	258	14	2,341	1,233
Interest rate contracts	Level 2	1,536	—	—	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Level 2	341	—	—	—
Embedded derivative contracts	Level 3	—	—	626	1,403

The following table summarizes the notional amount of the Company’s derivative financial instruments as of June 30, 2025 and December 31, 2024:

	Notional Amount
	June 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$434,327
Commodity contracts - Natural Gas (1)	—	3,402 Btu
Commodity contracts - Aluminum (2)	—	— MT
Interest rate contracts	$—	$150,000
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$—	$25,856

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

The following table summarizes the gain or loss recognized in other comprehensive income (loss) (“OCI (OCL)”), the amounts reclassified from accumulated OCI or OCL into earnings, and the amounts recognized directly into earnings for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Derivatives designated as hedging instruments:
Amount of gain or (loss) recognized in OCI on derivatives, net of tax	$1,475	$(15,976)	$5,405	$(13,282)
Amount of pre-tax gain or (loss) reclassified from accumulated OCI into:
Cost of sales	4,485	8,785	9,983	16,815
Interest expense, net	448	1,140	918	2,287
Derivatives not designated as hedging instruments:
Amount of pre-tax gain or (loss) recognized in other income (expense), net of tax	1,977	(2,049)	3,135	(1,824)

The Company estimates approximately $24.9 million included in OCI or OCL at June 30, 2025 will be reclassified into net income (loss) within the following twelve months.

The Company has derivative liabilities associated with embedded features within its redeemable preferred stock (refer to Note 9 “Redeemable Shares”) and its term loan facility (refer to Note 8 “Debt and Other Financing Arrangements”).

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In addition to items measured at fair value on a recurring basis, assets may be measured at fair value on a nonrecurring basis. These assets include long-lived assets and intangible assets which may be written down to fair value as a result of impairment.

Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or circumstances indicate the value of these long-lived asset groups are not recoverable. As a result of the customer actions described in Note 2 “Basis of Presentation”, the Company concluded certain impairment triggers had occurred for its North America asset group. After failing the undiscounted cash flow recoverability test, the Company estimated the fair values of the long-lived assets within the North America asset group at June 30, 2025 and compared it to the net carrying value. The fair value measurements related to this long-lived asset group relies primarily on Company-specific inputs and the Company’s assumptions about the use of the assets, as observable inputs are not available (level 3). To determine the fair value of the long-lived asset group, the Company utilized an income-based and market-based approach. The Company believes the assumptions and estimates used to determine the estimated fair values of the long-lived asset group are reasonable; however, the estimates and assumptions are subject to a high degree of uncertainty. Due to the many variables inherent in estimating fair value differences in assumptions could have a material effect on the results of the analyses.

As the fair value of the North America long-lived asset group exceeded its net carrying value, the Company recorded a non-cash impairment charge of $66.9 million to property, plant, and equipment, during the three and six months ended June 30, 2025.

Financial Instruments Not Carried at Fair Value

Debt Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values are determined by reference to quoted prices for similar instruments (Level 2). The estimated fair value, as well as the carrying value, of the Company’s debt instruments are shown below:

	June 30, 2025	December 31, 2024
Estimated fair value	$595,075	$531,461
Carrying value	553,266	489,388

NOTE 5 - BUSINESS SEGMENTS

North America and Europe comprise the Company’s reportable segments. Segment operating results for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended
	June 30, 2025			June 30, 2024
	North America	Europe	Total	North America	Europe	Total
Net Sales	$93,804	$114,093	$207,897	$203,203	$115,764	$318,967

Less:
Aluminum and other material costs	51,816	43,971	95,787	107,124	47,421	154,545
Manufacturing costs	55,351	59,739	115,090	61,603	49,476	111,079
Manufacturing depreciation and amortization	8,288	10,180	18,468	10,232	11,491	21,723
Selling, general, and administrative expenses	18,847	6,014	24,861	11,049	10,327	21,376
Impairment of long-lived assets	66,906	—	66,906	—	—	—
Segment expenses	201,208	119,904	321,112	190,008	118,715	308,723
Income (loss) from operations	$(107,404)	$(5,811)	$(113,215)	$13,195	$(2,951)	$10,244

Supplemental Segment Financial Information:
Depreciation and amortization	$8,392	$10,230	$18,622	$10,334	$11,554	$21,888
Capital expenditures	2,070	3,877	5,947	4,013	4,213	8,226

	Six Months Ended
	June 30, 2025			June 30, 2024
	North America	Europe	Total	North America	Europe	Total
Net Sales	$297,512	$231,987	$529,499	$396,711	$238,532	$635,243

Less:
Aluminum and other material costs	166,746	100,410	267,156	207,012	101,924	308,936
Manufacturing costs	121,962	107,861	229,823	127,069	102,987	230,056
Manufacturing depreciation and amortization	16,844	21,024	37,868	20,460	23,025	43,485
Selling, general, and administrative expenses	27,523	12,816	40,339	20,893	21,315	42,208
Impairment of long-lived assets	66,906	—	66,906	—	—	—
Segment expenses	399,981	242,111	642,092	375,434	249,251	624,685
Income (loss) from operations	$(102,469)	$(10,124)	$(112,593)	$21,277	$(10,719)	$10,558

Supplemental Segment Financial Information:
Depreciation and amortization	$17,048	$21,116	$38,164	$20,677	$23,157	$43,834
Capital expenditures	4,907	7,004	11,911	8,570	6,274	14,844

	June 30, 2025			December 31, 2024
	North America	Europe	Total	North America	Europe	Total
Long-lived assets:
Property, plant, and equipment	$103,661	$171,177	$274,838	$174,180	$155,712	$329,892
Intangible assets	—	5,190	5,190	—	12,612	12,612

Segment assets	300,929	329,392	630,321	407,800	332,329	740,129

Geographic Information

See table below for the Company’s net sales and property, plant and equipment by location:

	Net Sales (1)
	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
U.S.	$4,877	$1,459	$6,527	$2,860
Mexico	88,927	201,744	290,985	393,851
Germany	11,423	13,511	24,954	30,861
Poland	102,670	102,253	207,033	207,671
Consolidated net sales	$207,897	$318,967	$529,499	$635,243

(1) Revenues are attributed based on location of legal entity.

	Property, Plant and Equipment, net
	June 30, 2025	December 31, 2024
U.S.	$1,332	$1,505
Mexico	102,329	172,674
Germany	3,640	573
Poland	167,537	155,140
Property, plant and equipment, net	$274,838	$329,892

NOTE 6 - INVENTORIES

Inventory by major classification as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
Raw materials	$31,842	$34,339
Work in process	31,200	34,449
Finished goods	65,294	76,948
Inventories, net	$128,336	$145,736

Service wheel and supplies inventory are included in other noncurrent assets and were $4.9 million and $7.7 million at June 30, 2025 and December 31, 2024.

During the three and six months ended June 30, 2025, the Company recognized a non-cash charge of $11.9 million and $12.1 million to write-down inventory to its net realizable value related to certain customers resourcing to other suppliers.

NOTE 7 – INTANGIBLE ASSETS

Amortization for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Amortization expense	$3,594	$4,842	$8,323	$9,726

Annual Anticipated Future Amortization	Amount
Six Remaining Months of 2025	$1,352
2026	2,709
2027	1,129
Total anticipated future amortization	$5,190

NOTE 8 – DEBT

A summary of the Company’s long-term obligations as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025			December 31, 2024
	Principal	Carrying Value	Effective Interest Rate	Principal	Carrying Value	Effective Interest Rate
Senior Secured Credit Facilities:
Revolving Credit Facility	$42,473	$42,473	12.7%	$—	$—	—
Term Loan Facility (1)	527,016	499,586	11.8%	518,700	488,298	11.1%
Delayed Draw Term Loan Facility (2)	10,300	10,025	12.7%	—	—	—
Other debt:
Finance leases	1,182	1,182	7.8%	1,090	1,090	5.6%
		553,266			489,388
Less: Current portion of long-term debt		(15,776)			(7,939)
Long-term debt		$537,490			$481,449
(1)
The Term Loan Facility includes paid-in-kind interest of $11.8 million as of June 30, 2025.
(2)
The Delayed Draw Term Loan Facility includes an upfront one-time 3.0% fee that was paid-in-kind as of June 30, 2025.

Debt maturities as of June 30, 2025, which are due in the next five years are as follows:

Debt Maturities	Amount
Six remaining months of 2025	$3,151
2026	15,835
2027	48,066
2028	513,919
Total debt liabilities	$580,971

The weighted average interest rate on outstanding short-term borrowings as of June 30, 2025 was 12.3%.

Senior Secured Credit Facilities

The Company is a party to a Credit Agreement, dated as of December 15, 2022 (as amended, amended and restated, restated, supplemented or modified from time to time, the “Revolving Credit Agreement”), pursuant to which the lenders thereto have provided a $60.0 million revolving credit facility (“the Revolving Credit Facility”). The Revolving Credit Facility will mature on December 15, 2027.

The Company is also party to an Amended and Restated Credit Agreement, dated as of August 14, 2024 (as amended, amended and restated, restated, supplemented or modified from time to time, the “Term Loan Agreement” and, together with the Revolving Credit Agreement, the “Credit Agreements”), pursuant to which the lenders thereto have provided (i) a $520 million term loan facility (the “Term Loan Facility”) and (ii) the Delayed Draw Term Loan Facility (as defined below). The Term Loan Facility matures on December 15, 2028 and the Delayed Draw Term Loan Facility matures on June 4, 2026.

On March 31, 2025, the Company entered into an amendment (the “First Amendment”) to its Term Loan Agreement which, among other things, (i) increased the liquidity threshold which would trigger a mandatory prepayment of the Term Loan Facility, from $80.0 million to $115.0 million and (ii) included the Company’s and its subsidiaries’ ability to factor assets under certain securitization agreements in the calculation of liquidity for the purposes of determining whether a mandatory prepayment is required.

On June 4, 2025, the Company entered into an amendment (the “Second Amendment”) to its Term Loan Agreement to, among other things, provide an incremental $70.0 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility” and, together with the Revolving Credit Facility and the Term Loan Facility, the “Senior Secured Credit Facilities”), of which $10.0 million was funded on June 4, 2025 and the remainder of which will be funded in accordance with the terms and conditions of the Term Loan Agreement.

The Delayed Draw Term Loan Facility bears interest at a variable rate based on term SOFR (with a 3.50% per annum floor) plus 8.00%. Undrawn amounts under the Delayed Draw Term Loan Facility will be subject to a commitment fee of 0.50% per annum. The Delayed Draw Term Loan Facility is subject to the covenants and events of default set forth in the Term Loan Agreement. Any repayment or prepayment of the Delayed Draw Term Loan Facility will be subject to a 5.00% fee on the amounts so repaid, prepaid, or converted. Any amounts drawn will also be subject to an upfront one-time 3.00% fee and paid-in-kind.

The Second Amendment also effected certain amendments to the terms of the Term Loan Facility, including, among other things, to (i) permit the payment of interest thereon in kind and (ii) waive amortization payments during the Accommodation Period (as defined in the Second Amendment). The Second Amendment also included, among other things, a limited waiver of the financial covenants under the Term Loan Facility for the test period ending on June 30, 2025 and permission to unwind the Company’s hedging arrangements and retain the proceeds thereof.

Simultaneously with the execution of the Second Amendment, the Company, the other borrowers party thereto, JPMorgan Chase Bank, N.A., in its capacity as administrative agent and collateral agent, and the lenders and issuing banks party thereto, entered into a Second Amendment (the “Revolving Credit Facility Amendment”) to the Revolving Credit Agreement, pursuant to which, among other things, the lenders party thereto agreed to (i) a limited waiver of the financial covenants under the Revolving Credit Facility for the test period ending on June 30, 2025, (ii) the Company’s unwinding of its hedging arrangements and the retention by the Company of the proceeds thereof and (iii) the incurrence of the Delayed Draw Term Loan Facility.

Subsequent to June 30, 2025, the Company drew down an additional $25.0 million on the Delayed Draw Term Loan Facility.

The Term Loan Facility contains a mandatory prepayment provision upon the event of default, which the Company has accounted for separately as a derivative liability. As of June 30, 2025, the Company has recorded a derivative liability of $0.7 million in the condensed consolidated balance sheet.

During the six months ended June 30, 2025, the Company prepaid $2.2 million in principal of the Term Loan Facility under one of the mandatory prepayment provisions applicable thereto.

As of June 30, 2025, the interest rate in effect on borrowings under the Term Loan Facility and the Delayed Draw Term Loan Facility were 11.8% and 12.3%. As of June 30, 2025, the interest rate in effect on borrowings under the Revolving Credit Facility was 11.0%.

Further information on prepayments, interest rates, guarantees and collateral security, covenants, and other terms and conditions of the Senior Secured Credit Facilities is included in the Company’s 2024 Form 10-K and the Company’s Forms 8-K filed on April 2, 2025 and June 6, 2025.

The Company’s compliance with its covenants under the Senior Secured Credit Facilities was waived for the test period ending on June 30, 2025.

Available Unused Commitments under the Revolving Credit Facility

As of June 30, 2025, the Company had $42.5 million in outstanding borrowings under the Revolving Credit Facility and unused commitments of $7.2 million, which has been reduced for outstanding letters of credit of $10.3 million.

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

During the three months ended June 30, 2025 and 2024, the Company sold trade receivables totaling $73.6 million and $135.8 million and incurred factoring fees of $0.9 million and $1.1 million. During the six months ended June 30, 2025 and 2024, the Company sold trade receivables totaling $299.4 million and $297.6 million and incurred factoring fees of $2.7 million and $2.3 million.

As of June 30, 2025 and December 31, 2024, receivables of $31.7 million and $70.9 million had been factored and had not yet been paid by customers to the respective financial institutions. During the three months ended June 30, 2025, the financial institutions that are party to its factoring arrangements suspended the Company’s use of the programs, but these programs were reinstated prior to June 30, 2025. As of June 30, 2025, the Company was required to repurchase $6.3 million of accounts receivable from one of its factoring institutions.

NOTE 9 - SUPPLIER FINANCE PROGRAM

The Company receives extended payment terms for a portion of its purchases (90 days rather than 60 days) with one of its principal aluminum suppliers in exchange for a nominal adjustment to the product pricing. The supplier factors receivables due from the Company with a financial institution. During the three months ended June 30, 2025, the financial institution that is the party to this supply chain finance arrangement suspended the Company’s use of the program. Obligations due to the financial institution under this program as of June 30, 2025 and December 31, 2024 were $15.2 million and $26.0 million.

NOTE 10 - REDEEMABLE SHARES

Preferred Stock

During the three and six months ended June 30, 2025, preferred stock dividends of $3.7 million and $7.5 million were paid-in-kind, which increased the stated value of the preferred stock. As of June 30, 2025 and December 31, 2024, the stated values of the preferred stock were $167.6 million and $160.1 million, and the corresponding carrying values were $318.2 million and $288.5 million.

Pursuant to a Voting and Support Agreement (the “Preferred VSA”), dated as of July 8, 2025, by and between the Company and TPG Growth III Sidewall, L.P. (“TPG”), TPG, as the holder of all of the Series A Preferred Shares, agreed to waive its right to receive dividends it would have otherwise been entitled to receive under the Certificate of Designations until the earlier of the Effective Time and the termination of the Preferred VSA. If the Preferred VSA is terminated, the preferred shares will continue to accrue dividends at 9.0% on the stated value, and the associated redemption premium on the increase in the stated value will be accreted using the interest method.

In the event the redeemable preferred stock is redeemed, the redemption value will be the greater of (i) two times the then-current Stated Value (defined in the Certificate of Designations as $1,000 per share, plus any accumulated and unpaid dividends or dividends paid-in-kind), which as of June 30, 2025 would be equivalent to a $335.2 million redemption value, and (ii) the product of the number of shares of common stock into which the redeemable preferred stock could be converted at the time of such redemption (approximately 6.0 million shares as of June 30, 2025) and the then-Current Market Price (defined in the Certificate of Designations as the arithmetic average of the volume-weighted average price (VWAP) per share of common stock for each of the thirty (30) consecutive full trading days ending on the trading day before the record date with respect to such action) of our common stock.

The redeemable preferred stock may be redeemed at the holder’s election on or after September 14, 2025 or upon the occurrence of a redemption event (including in the event the common stock of the Company ceases to be listed on the NYSE or another U.S. national securities exchange), provided the Company has cash legally available to pay such redemption. Pursuant to the terms of the Preferred VSA, TPG has agreed to (i) waive any rights and remedies (including any redemption rights) it may have in connection with or related to the Merger and any other transactions entered into by the Company in connection therewith and (ii) that receipt of the aggregate amount of the consideration provided for the Series A Preferred Shares under the Merger Agreement shall constitute payment in full for all shares of Series A Preferred Shares owned of record or beneficially by TPG. Subject to the terms of the Preferred VSA, if the Company is unable to redeem the shares of preferred stock in full, any shares of preferred stock not redeemed would continue to receive an annual dividend of 9.0% on the stated value which would be payable quarterly. The Board of Directors would have to evaluate periodically the ability of the Company to make any redemption payments until the full redemption amount has been paid.

The Company has determined that the conversion option and the redemption option exercisable upon the occurrence of a “redemption event” which are embedded in the redeemable preferred stock must be accounted for separately from the redeemable preferred stock as a derivative liability.

As of June 30, 2025, other than as described above, there have been no changes in the preferred shareholder rights, including conversion and redemption rights from those described in the Company’s 2024 Form 10-K.

Additional information about the Preferred VSA and the Merger is set forth in our Current Report on Form 8-K/A filed with the SEC on July 9, 2025, and our preliminary proxy statement filed with the SEC on July 30, 2025.

Noncontrolling Redeemable Equity

The Company has a noncontrolling interest that is currently redeemable. It is presented in the temporary equity section of the condensed consolidated balance sheets and is adjusted to its redemption value at the end of each reporting period.

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss), after deducting preferred dividends and accretion, and European noncontrolling redeemable equity dividends, by the weighted average number of common shares outstanding. In calculating diluted earnings per share, the weighted average shares outstanding considers the dilutive effect of outstanding stock options, and time and performance based restricted stock units under the treasury stock method. Approximately 80.2 thousand and 774.4 thousand stock-based compensation shares discussed in Note 14, “Stock-Based Compensation” have not been included in the diluted earnings per share because they would be anti-dilutive for the three months ended June 30, 2025 and 2024. Approximately 273.7 thousand and

734.7 thousand stock-based compensation shares discussed in Note 14, “Stock-Based Compensation” have not been included in the diluted earnings per share because they would be anti-dilutive for the six months ended June 30, 2025 and 2024.

In calculating basic and diluted earnings per share, a company with participating securities must allocate earnings to the participating securities with a corresponding reduction in the earnings attributable to common shares under the two-class method. Losses are only allocated to participating securities when the security holders have a contractual obligation to share in the losses of the Company with common stockholders. Because the redeemable preferred shareholders do not have a contractual obligation to share in the Company’s losses with common stockholders, the full amount of the Company’s losses for the three and six months ended June 30, 2025 and 2024 were attributed to the common shares. Thus, the redeemable preferred shares discussed in Note 10, “Redeemable Shares” (convertible into 5,952 thousand shares) have not been included in the diluted earnings per share for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
(Dollars in thousands, except per share amounts)
Net income (loss) attributable to common shareholders	$(181,053)	$(11,124)	$(193,982)	$(43,873)
Redeemable preferred stock dividends and accretion	(15,811)	(10,353)	(29,697)	(20,519)
Noncontrolling redeemable equity dividend	(6)	—	(11)	(7)
Basic numerator	$(196,870)	$(21,477)	$(223,690)	$(64,399)

Weighted average shares outstanding – Basic	29,570	28,732	29,318	28,493
Dilutive effect of common share equivalents	—	—	—	—
Weighted average shares outstanding – Diluted	29,570	28,732	29,318	28,493

Basic earnings (loss) per share	$(6.66)	$(0.75)	$(7.63)	$(2.26)
Diluted earnings (loss) per share	$(6.66)	$(0.75)	$(7.63)	$(2.26)

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

Income taxes for the three and six months ended June 30, 2025 were a $45.5 million and $40.0 million tax provision on pre-tax losses of $135.6 million and $154.0 million, resulting in an effective income tax rate of (33.5) percent and (26.0) percent. The effective income tax rate for the three months ended June 30, 2025 differs from the statutory rate primarily due to valuation allowances and the mix of earnings among tax jurisdictions. The effective income tax rate for the six months ended June 30, 2025 differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position, and the mix of earnings among tax jurisdictions.

Income taxes for the three and six months ended June 30, 2024 were a $6.4 million and $23.1 million tax provision on pre-tax losses of $4.7 million and $20.8 million, resulting in an effective income tax rate of (136.5) percent and (110.9) percent. The effective income tax rate for the three months ended June 30, 2024 differs from the statutory rate primarily due to valuation allowances and the mix of earnings among tax jurisdictions. The effective income tax rate for the six months ended June 30, 2024 differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position, the mix of earnings among tax jurisdictions, and a deferred tax charge related to tax restructuring of $17.8 million.

The Company continuously evaluates the realizability of its net deferred tax assets. As of June 30, 2025, substantially all U.S., Mexico, Poland, and its German deferred tax assets, net of deferred tax liabilities, were subject to valuation allowances.

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

On July 4, 2025, Public Law 119-21, the “Act” (otherwise known as the “One Big Beautiful Bill Act”) was signed into law. The Act includes the extension and modification of certain key provisions of the U.S. Tax Cuts and Jobs Act of 2017 (TCJA) and other provisions. The Company is analyzing the provisions within the Act. However, it does not expect a material effect on our consolidated financial statements.

NOTE 13 - LEASES

The Company has operating and finance leases for office facilities, a data center, vehicles, and certain equipment.

Lease expense and cash flow for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Lease Expense
Finance lease expense:
Amortization of right-of-use assets	$220	$129	$425	$263
Interest on lease liabilities	24	5	47	11
Operating lease expense	775	807	1,583	1,634
Total lease expense	$1,019	$941	$2,055	$1,908

Cash Flow Components
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$24	$5	$47	$11
Operating cash outflows from operating leases	801	833	1,632	1,685
Financing cash outflows from finance leases	237	144	456	293
Right-of-use assets obtained in exchange for finance lease liabilities, net of terminations and disposals	29	7	412	13
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations and disposals	66	24	112	39

Operating and finance lease assets and liabilities, average lease term, and average discount rate as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
Balance Sheet Information
Operating leases:
Other noncurrent assets	$6,182	$7,057
Accrued liabilities	$3,103	$2,870
Other noncurrent liabilities	2,891	4,082
Total operating lease liabilities	$5,994	$6,952

Finance leases:
Property, plant and equipment gross	$3,461	$3,000
Accumulated depreciation	(1,866)	(1,441)
Property, plant and equipment, net	$1,595	$1,559
Current portion of long-term debt	$551	$564
Long-term debt (less current portion)	631	526
Total finance lease liabilities	$1,182	$1,090

Lease Term and Discount Rates
Weighted-average remaining lease term - finance leases (years)	2.1	2.0
Weighted-average remaining lease term - operating leases (years)	2.0	3.3
Weighted-average discount rate - finance leases	7.8%	5.6%
Weighted-average discount rate - operating leases	4.9%	5.0%

Future minimum payments under our leases as of June 30, 2025 are as follows:

	Amount
Lease Maturities	Finance Leases	Operating Leases
Six remaining months of 2025	$551	$1,708
2026	335	3,114
2027	393	1,436
2028	13	8
Total	1,292	6,266
Less: Imputed interest	(110)	(272)
Total lease liabilities, net of interest	$1,182	$5,994

NOTE 14 - STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company’s 2018 Equity Incentive Plan (the “Plan”), as amended, authorizes it to issue up to 11.45 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock units and performance restricted stock units to officers, key employees, non-employee directors and consultants. At June 30, 2025, there were 3.3 million shares available for future grants under this Plan. It is the Company’s policy to issue shares from authorized but not issued shares upon the exercise of stock options.

Under the terms of the Plan, each year eligible participants are granted time value restricted stock units (“RSUs”), vesting ratably over a three-year period, and performance restricted stock units (“PSUs”) with three-year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the Company’s common stock, with accrued dividends. Unrecognized stock-based compensation expense related to nonvested awards of $2.7 million is expected to be recognized over a weighted average period of approximately 1.3 years as of June 30, 2025.

RSU and PSU activity for the six months ended June 30, 2025 is summarized in the following table:

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2025	1,048,973	$3.66	1,476,920	$4.22
Granted	—	—	19,009	4.29
Settled	(609,850)	3.77	(644,823)	4.28
Forfeited or expired	(62,291)	4.30	(97,440)	4.56
Balance at June 30, 2025	376,832	$3.38	753,666	$4.13

Awards estimated to vest in the future	376,832	$3.38	753,666	$4.13

Long Term Cash Incentive Plan

In 2025, the Company amended its Long Term Cash Incentive Plan (“Cash Plan”) to allow it to grant RSUs and PSUs to certain key employees that are payable in cash. These awards are classified as liabilities, which will increase as the Company’s stock price increases and decrease as its stock price decreases. Under the terms of the Cash Plan, the RSUs vest ratably over a three-year period and are valued based on the fair value of the award at the grant date, then re-measured at each reporting date until settlement with compensation expense being recognized in proportion to the completed requisite period up until the date of settlement. The PSUs have a three-year cliff vesting period and compensation expense is recognized ratably over the requisite service period if it is probable the performance target related to the PSUs will be achieved, then subsequently adjusted if this probability assessment changes in future reporting periods. As of June 30, 2025, the cash-settled share-based liability for these RSUs and PSUs was $0.3 million.

Stock-based Compensation Expense

Stock-based compensation expense is recognized in selling, general and administrative expenses in the condensed consolidated statement of income (loss). Total compensation expense for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cash-settled share-based compensation expense (benefit)	$(856)	$—	$263	$—
Share-settled share-based compensation expense (benefit)	745	2,367	1,655	4,087
	$(111)	$2,367	$1,918	$4,087

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

In June 2025, the Office of the United States Trade Representative invoked the Rapid Response Labor Mechanism (RRLM) under the United States-Mexico-Canada Agreement (USMCA) to review whether the Company’s employees at Superior Industries de Mexico, S. de R.L. de C.V. had been denied the right to freedom of association and collective bargaining. Subsequent to June 30, 2025, the investigation was completed, and the Company has no further actions or obligations related to this matter.

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

In September of 2022, the energy distributor’s parent company filed a suit against the Company asserting that the Company’s energy contracts were no longer valid and asserted the Company owed additional amounts for its purchases between December 2021 and May 2022 equal to the excess of market prices over prices set forth in the original energy contracts. In June 2023, the Company obtained a judgment dismissing the claim in its entirety. In August 2023, the energy distributor’s parent company filed an appeal. Based on developments at an appellate hearing, the Company has concluded that an adverse judgment is now probable. Accordingly, the Company has recognized a provision of $1.5 million which represents the low end of the estimated range of the potential loss. The remaining potential loss is immaterial.

NOTE 16 – RESTRUCTURING

The Company initiates restructuring activities to execute management’s strategy, such as gaining operational efficiencies and achieving net cost reductions. Restructuring charges primarily consist of employee severance costs.

The changes in the restructuring reserve balance for the three and six months ended June 30, 2025 and 2024 were as follows:

	2025	2024
Balance at beginning of period	$5,152	$3,386
Provision (1)	4,399	(933)
Cash payment	(6,735)	(907)
Foreign exchange	140	(77)
Balance at March 31	2,956	1,469
Provision (1)	1,329	1,014
Cash payment	(2,379)	(45)
Foreign exchange	159	(11)
Balance at June 30	$2,065	$2,427

(1) Provision is net of revisions to previous estimates.

During the third quarter of 2025, the Company plans to reduce the workforce in its North America manufacturing facilities following the notifications from certain customers of their intent to resource to other suppliers. The Company expects to incur severance and other restructuring costs between $15.0 million and $20.0 million to execute these actions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have included or incorporated by reference in this Quarterly Report on Form 10-Q (including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management’s current expectations, estimates, assumptions, and beliefs concerning future events and conditions and may discuss, among other things, the consummation of the transactions contemplated by the Merger Agreement, including the Merger, the increase in cost of raw materials, labor and energy, supply chain disruptions, material shortages, higher interest rates, the effect of changes in international trade, including as a result of new or higher tariffs, taxes or other limitations on global trade, the effect of geopolitical conflicts, such as the Russian military invasion of Ukraine (the “Ukraine Conflict”), on our future growth and earnings. Any statement that is not historical in nature is a forward-looking statement and may be identified using words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to,” “could,” “continue,” “estimates,” and similar expressions. These statements include our belief regarding general automotive industry and market conditions and growth rates, as well as general domestic and international economic conditions.

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

Executive Overview

Overview of Superior

The principal business of Superior Industries International, Inc. (referred herein as the “Company,” “Superior,” or “we,” “us,” and “our”) is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe, and to the aftermarket in Europe. Our aluminum wheels are primarily sold to OEMs for factory installation on new light vehicles. We also sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the primary markets for our products, but we have a diversified global customer base consisting of North American, European, and Asian OEMs.

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

The related percentages of total sales for the following customers each accounted for 10% or more of the Company’s total sales for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
Percent of Sales	2025	2024	2025	2024
GM	1%	25%	14%	24%
Ford	7%	16%	14%	16%
VW Group	25%	13%	19%	12%
Toyota	24%	11%	17%	11%

Proposed Merger

On July 8, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SUP Parent Holdings, LLC, a Delaware limited liability company (“Parent”), and SUP Merger Sub, Inc., a wholly-owned subsidiary of Parent (“Merger Sub”). Pursuant to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”) with the Company surviving the Merger as a direct wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of the lenders party to the Company’s existing Term Loan Agreement (as defined below).

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company (each, a “Common Share”) and each share of preferred stock, par value $0.01 per share designated as Series A Preferred Shares (the “Series A Preferred Shares”), in each case, issued and outstanding immediately prior to the Effective Time (other than shares owned by (i) Parent or Merger Sub or any of their respective Subsidiaries, (ii) the Company as treasury stock and (iii) holders of Common Shares who have not voted in favor of the Merger or consented thereto and have properly exercised and perfected and not withdrawn, waived or lost a demand for appraisal rights pursuant to Section 262 of the Delaware General Corporation Law), will be converted into the right to receive:

•
with respect to each Common Share, $0.09 per Common Share in cash, without interest thereon (the “Common Stock Merger Consideration” and the aggregate of such amount for all Common Shares, the “Aggregate Merger Consideration”); and
•
with respect to each Series A Preferred Share, (1) an amount equal to the quotient of (x) the product of (a) the Aggregate Merger Consideration plus the aggregate consideration payable to the holders of Cash-Settled RSUs and Cash-Settled PSUs (each as defined in the Merger Agreement) pursuant to the Merger Agreement, multiplied by (b) two (2), divided by (y) the total number of issued and outstanding Series A Preferred Shares as of immediately prior to the Effective Time, in cash, without interest thereon and (2) the number of fully paid and nonassessable units representing limited liability company interests of Parent to be issued by Parent such that immediately following such issuance and the Effective Time, the former holders of all Series A Preferred Shares shall hold, in the aggregate, 3.5% of Parent’s common equity.

At the Effective Time, each outstanding equity award will be treated as follows:

•
Each outstanding time-based restricted stock unit (a “Company Restricted Stock Unit”) that was granted under the Company’s 2018 Equity Incentive Plan (the “Company Stock Plan”) that is outstanding as of immediately prior to the Effective Time, whether vested or unvested, will become fully vested and will terminate and be automatically cancelled as of immediately prior to the Effective Time in exchange for the right to receive a lump sum cash payment of an amount equal to the product of (i) the number of Common Shares underlying such Company Restricted Stock Unit, multiplied by (ii) the Common Stock Merger Consideration.
•
Each outstanding performance-based restricted stock unit (a “Company Performance Stock Unit”) that was granted under the Company Stock Plan that is outstanding as of immediately prior to the Effective Time, whether vested or unvested, will become fully vested as if the applicable level of performance was achieved at target and will terminate and be automatically cancelled as of immediately prior to the Effective Time in exchange for the right to receive a lump sum cash payment of an amount equal to the product of (i) the number of Common Shares subject to such Company Performance Stock Unit that would vest based on the applicable target level of achievement of the performance metrics, multiplied by (ii) the Common Stock Merger Consideration.

The parties’ respective obligations to consummate the Merger are subject to the satisfaction or waiver of certain conditions, including, among others: (i) the adoption of the Merger Agreement by the holders of a majority of the voting power of the outstanding common and preferred stock of the Company, voting together as a single class, (ii) the receipt of certain consents or approvals from governmental entities, (iii) the absence of any law or governmental order from any governmental entity of competent jurisdiction prohibiting the Merger, (iv) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the signing of the Merger Agreement, (v) entering into a revolving credit facility on terms reasonably acceptable to Parent and the Company, (vi) the execution of certain contracts in form and substance reasonably acceptable to Parent and (vii) certain customary conditions relating to the parties’ representations and warranties in the Merger Agreement and the performance of their respective obligations.

The transactions are expected to close in the third quarter of 2025. We have incurred and will continue to incur significant costs relating to the Merger, such as legal, accounting, financial advisory, and other professional services fees.

Additional information about the Merger is set forth in our Current Report on Form 8-K/A filed with the SEC on July 9, 2025, and our preliminary proxy statement filed with the SEC on July 30, 2025.

Recent Customer Resourcing Actions

During the three months ended June 30, 2025, we were notified by certain customers in North America of their intent to resource to other suppliers substantially all outstanding purchase orders in the near-term with a minimal wind-down period and to not issue any additional purchase orders to us. Prior to receiving these notifications, we had estimated these customers to represent approximately 33% of our projected consolidated net sales for the 2025 fiscal year. These customers represented approximately 40% of our consolidated net sales for the year ended December 31, 2024, and approximately 36% of our consolidated net sales for the year ended December 31, 2023.

During the three months ended June 30, 2025, the Company borrowed $42.5 million on its revolving credit facility, as the actions described above are expected to significantly affect the Company’s ability to generate cash from operating activities or from the sale of trade accounts receivables in the near term. Furthermore, these actions have also negatively affected our projected financial information for our North America segment. Therefore, we have performed asset impairment analyses and recorded non-cash charges to write-down our inventory and accounts receivable to net realizable value, recognize valuation allowances on certain of our deferred tax assets, and recognized a non-cash impairment charge on our property, plant, and equipment during the three and six months ended June 30, 2025 . Refer to Note 2 “Basis of Presentation” for additional information.

Management has also executed actions to manage its working capital and gain access to additional capital, which are more fully described in “Financial Condition, Liquidity, and Capital Resources.”

While we have obtained a waiver related to our financial covenants under our Credit Agreements for the test period ended June 30, 2025, we do not expect that we will be able to meet our financial covenants as early as September 30, 2025. In addition, based on our current estimates and forecasts, we do not expect that we will have the cash and cash equivalents or sufficient liquidity to fund our operations and meet our obligations as they become due over the next twelve months from the issuance date of these unaudited condensed consolidated financial statements if we do not obtain additional sources of funding, amend the applicable provisions in our credit agreements, or obtain waivers with respect thereto prior to that date. Furthermore, since the conditions to closing the proposed Merger are not solely within our control, there can be no assurance that the Merger will be consummated on the anticipated terms and timing, or at all. Therefore, these adverse conditions and events described above raise substantial doubt about our ability to continue as a going concern as of the issuance date. Refer to “Financial Condition, Liquidity and Capital Resources” for additional information, as well as Note 2 “Basis of Presentation” to the unaudited condensed consolidated financial statements and Item 1A, “Risk Factors.”

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

The automotive industry has been affected by supply chain disruptions and cost inflation. The supply chain disruptions included shortages of semiconductors. Additionally, in early 2022 the Ukraine Conflict contributed to order volatility and intensified inflationary cost pressures, specifically the cost of energy. Cost inflation has moderated somewhat but has resulted in an increase in the cost of raw materials, labor, and energy. In addition, higher interest rates have adversely affected, and will likely continue to affect, our earnings and cash flow from operations.

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

Light Vehicle Production Levels

Automotive industry production volumes in the North American and Western and Central European regions in the three and six months ended June 30, 2025 (as published in July 2025 by IHS for Light Vehicles, an automotive industry analyst), as compared to the corresponding period of 2024, are shown below:

Three Months Ended	June 30,		2025 vs 2024
(Units in thousands)	2025	2024	% Change
North America	3,976	4,100	(3.0%)
Western and Central Europe	3,701	3,809	(2.8%)
Total	7,677	7,909	(2.9%)
Six Months Ended
(Units in thousands)
North America	7,731	8,065	(4.1%)
Western and Central Europe	7,412	7,732	(4.1%)
Total	15,143	15,797	(4.1%)

Automotive industry production volumes in our primary markets declined 2.9% during the three months ended June 30, 2025 (a decline of 3.0% in North America and a decline of 2.8% in Western and Central Europe). Production volumes of our key customers decreased 0.4% (a decline of 4.1% in Western and Central Europe, which was partially offset by an increase of 2.0% in North America).

Automotive industry production volumes in our primary markets declined 4.1% during the six months ended June 30, 2025 (a decline of 4.1% in Western and Central Europe and a decline of 4.1% in North America). Production volumes of our key customers decreased 1.8% (a decline of 2.8% in Western and Central Europe and a decline of 1.2% in North America).

The IHS July 2025 forecast projects that production volumes in our primary markets are expected to decline 3.8% in 2025 (a decline of 3.9% in North America and a decline of 3.7% in Western and Central Europe). IHS forecasts production volumes of our key customers to decrease 4.0% (a decline of 5.5% in Western and Central Europe and a decline of 3.0% in North America). Due to the customer resourcing actions described above, we expect our North America volumes to decline more than the current IHS projections for the remainder of fiscal year 2025.

Overview of the Second Quarter of 2025

The following charts show the operational performance in the quarter ended June 30, 2025 in comparison to the quarter ended June 30, 2024 (dollars in millions):

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

Results of Operations

	Three Months Ended
	June 30, 2025	June 30, 2024	Net Change
(Dollars in thousands, except per share data)
Net sales	$207,897	$318,967	(111,070)
Cost of sales	229,345	287,347	58,002
Gross profit (loss)	(21,448)	31,620	(53,068)
Gross profit percentage	(10.3)%	9.9%	(20.2)%
Selling, general and administrative expenses	24,861	21,376	(3,485)
Impairment of long-lived assets	66,906	—	(66,906)
Income (loss) from operations	(113,215)	10,244	(123,459)
Interest expense, net	(18,133)	(15,823)	(2,310)
Other income (expense), net	(4,235)	875	(5,110)
Income tax (provision) benefit	(45,470)	(6,420)	(39,050)
Net income (loss)	$(181,053)	$(11,124)	$(169,929)
Diluted earnings (loss) per share	$(6.66)	$(0.75)	$(5.91)

Value added sales (1)	$112,315	$180,300	$(67,985)
Value added sales adjusted for foreign exchange (1)	$109,136	$180,300	$(71,164)
Adjusted EBITDA (2)	$4,520	$39,978	$(35,458)
Percentage of net sales	2.2%	12.5%	(10.3)%
Percentage of value added sales	4.0%	22.2%	(18.2)%

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

Net Sales

The following table lists the primary drivers behind the change in net sales (amounts in millions):

Three months ended June 30, 2024	$319.0
Volume	(52.7)
Aluminum and other pass through costs	(43.1)
Product mix and pricing	(18.7)
Foreign exchange	3.4
Three months ended June 30, 2025	$207.9

Value Added Sales Adjusted for Foreign Exchange

Value added sales adjusted for foreign exchange was $109.1 million for the second quarter of 2025 compared to value added sales of $180.3 million for the same period in 2024, a decrease of 39.5%.

Cost of Sales

The following table lists the primary drivers behind the change in cost of sales (amounts in millions):

Three months ended June 30, 2024	$287.3
Volume	(32.6)
Material and conversion costs	(24.3)
Mix	(3.3)
Foreign exchange	2.2
Three months ended June 30, 2025	$229.3

Material and conversion costs during the three months ended June 30, 2025 includes a non-cash charge of $11.9 million to write-down inventory to its net realizable value related to certain customers resourcing to other suppliers.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses of $24.9 million for the second quarter of 2025 increased $3.5 million compared to the same period in 2024 primarily due to a non-cash charge of $3.1 million to write-down a customer trade receivable associated with a certain customer that resourced to another supplier and an increase in professional services fees related to strategic initiatives, which was partially offset by a decrease in incentive compensation expense.

Impairment of Long-Lived Assets

During the three months ended June 30, 2025, we recognized an impairment of long-lived assets charge of $66.9 million relating to our North America long-lived asset group.

Interest Expense, Net

Net interest expense was $18.1 million for the second quarter of 2025 compared to net interest expense of $15.8 million for the same period in 2024, an increase of 14.6%. The increase in net interest expense was primarily due to the upsizing of the borrowings under the amended and restated term loan, a decrease in interest income, and an increase in interest expense on borrowings under the Revolving Credit Facility, which was partially offset by a decrease in interest related to the senior notes, which were redeemed during 2024.

Other Income (Expense), Net

Other expense was $4.2 million for the second quarter of 2025 compared to other income of $0.9 million for the same period in 2024. This increase in expense was primarily due to an increase of foreign exchange loss of $5.5 million during the second quarter of 2025.

Income Tax (Provision) Benefit

The income tax provision for the second quarter of 2025 was $45.5 million on a pre-tax loss of $135.6 million, representing an effective income tax rate of (33.5) percent. This differs from the statutory rate primarily due to valuation allowances and the mix of earnings among tax jurisdictions. The income tax provision for the second quarter of 2024 was $6.4 million on a pre-tax loss of $4.7 million, representing an effective income tax rate of (136.5) percent. This differs from the statutory rate primarily due to valuation allowances and the mix of earnings among tax jurisdictions.

Net Income (Loss)

Net loss for the second quarter of 2025 was $181.1 million, or a $6.66 loss per diluted share, compared to a net loss of $11.1 million, or a $0.75 loss per diluted share, for the same period in 2024. The increase in the net loss is attributable to the aforementioned items above.

Segment Sales and Income from Operations

	Three Months Ended
	June 30, 2025	June 30, 2024	Net Change
(Dollars in thousands)
Selected data
Net sales
North America	$93,804	$203,203	$(109,399)
Europe	114,093	115,764	(1,671)
Total net sales	$207,897	$318,967	$(111,070)
Income (loss) from operations
North America	$(107,404)	$13,195	$(120,599)
Europe	(5,811)	(2,951)	(2,860)
Total income (loss) from operations	$(113,215)	$10,244	$(123,459)

North America

Net sales for our North America segment for the second quarter of 2025 decreased 53.8% compared to the same period in 2024. The $109.4 million decrease in net sales was primarily due to lower aluminum and other pass through costs to our OEM customers of $50.6 million, lower volumes of $49.3 million, and lower product mix and pricing of $9.5 million. The decline in volume was primarily attributable to certain customers resourcing to other suppliers.

North America segment income from operations for the second quarter of 2025 decreased by $120.6 million, as compared to the same period in 2024, primarily due to a non-cash long-lived asset impairment charge of $66.9 million, lower volumes of $19.8 million, higher material and conversion costs of $17.7 million, lower product mix and pricing of $8.4 million, and higher SG&A expenses of $7.8 million primarily related to professional service fees associated with strategic initiatives. Material and conversion costs mentioned above includes a non-cash charge of $11.9 million to write-down inventory to its net realizable value related to certain customers resourcing to other suppliers.

Europe

Net sales for our European segment for the second quarter of 2025 decreased 1.4% compared to the same period in 2024. The $1.7 million decrease in net sales was primarily due to lower product mix and pricing of $9.2 million and lower volumes of $3.4 million, which was partially offset by higher aluminum and other pass through costs to our OEM customers of $7.5 million and favorable foreign exchange of $3.4 million.

The European segment loss from operations for the second quarter of 2025 was $5.8 million as compared to the loss from operations of $3.0 million in the same period in 2024. This increase in loss was primarily due to lower product mix and pricing of $6.9 million and lower volumes of $0.4 million, which was partially offset by lower SG&A expenses of $4.3 million associated with the European Transformation and lower material and conversion costs of $0.2 million.

Overview of the First Half of 2025

The following chart shows the operational performance in the six months ended June 30, 2025 in comparison to the six months ended June 30, 2024 ($ in millions):

Results of Operations

	Six Months Ended
	June 30, 2025	June 30, 2024	Net Change
(Dollars in thousands, except per share data)
Net sales	$529,499	$635,243	(105,744)
Cost of sales	534,847	582,477	47,630
Gross profit (loss)	(5,348)	52,766	(58,114)
Gross profit percentage	(1.0)%	8.3%	(9.3)%
Selling, general and administrative expenses	40,339	42,208	1,869
Impairment of long-lived assets	66,906	—	(66,906)
Income (loss) from operations	(112,593)	10,558	(123,151)
Interest expense, net	(35,165)	(31,701)	(3,464)
Other income (expense), net	(6,195)	338	(6,533)
Income tax (provision) benefit	(40,029)	(23,068)	(16,961)
Net income (loss)	$(193,982)	$(43,873)	$(150,109)
Diluted earnings (loss) per share	$(7.63)	$(2.26)	$(5.37)

Value added sales (1)	$280,852	$352,498	$(71,646)
Value added sales adjusted for foreign exchange (1)	$279,749	$352,498	$(72,749)
Adjusted EBITDA (2)	$29,608	$70,827	$(41,219)
Percentage of net sales	5.6%	11.1%	(5.5)%
Percentage of value added sales	10.5%	20.1%	(9.6)%

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

Net Sales

The following table lists the primary drivers behind the change in net sales (amounts in millions):

Six months ended June 30, 2024	$635.2
Volume	(59.6)
Aluminum and other pass through costs	(34.1)
Product mix and pricing	(13.2)
Foreign exchange	1.2
Six months ended June 30, 2025	$529.5

Value Added Sales Adjusted for Foreign Exchange

Value added sales adjusted for foreign exchange was $279.7 million for the first half of 2025 compared to value added sales adjusted for foreign exchange of $352.5 million for the same period in 2024, a decrease of 20.6%.

Cost of Sales

The following table lists the primary drivers behind the change in cost of sales (amounts in millions):

Six months ended June 30, 2024	$582.5
Volume	(37.7)
Material and conversion costs	(1.9)
Mix	(4.8)
Foreign exchange	(3.3)
Six months ended June 30, 2025	$534.8

Material and conversion costs during the six months ended June 30, 2025 includes a non-cash charge of $12.1 million to write-down inventory to its net realizable value related to certain customers resourcing to other suppliers.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $40.3 million for the first half of 2025 as compared to $42.2 million for the same period in 2024, a decrease of $1.9 million. This decrease was primarily due to the decrease in incentive compensation expense, which was partially offset by an increase in professional services fees related to strategic initiatives.

Impairment of Long-Lived Assets

During the first half of 2025, we recognized an impairment of long-lived assets charge of $66.9 million relating to our North America long-lived asset group.

Interest Expense, Net

Net interest expense was $35.2 million for the first half of 2025 compared to net interest expense of $31.7 million for the same period in 2024, an increase of 11.0%. The increase in net interest expense was primarily due to the upsizing of the borrowings under the amended and restated term loan, a decrease in interest income, and an increase in interest expense on borrowings under the Revolving Credit Facility, which was partially offset by a decrease in interest related to the senior notes, which were redeemed during 2024.

Other Income (Expense), Net

Other expense was $6.2 million in the first half of 2025 compared to other income of $0.3 million for the same period in 2024. This increase in expense was primarily due to an increase of foreign exchange loss of $6.3 million during the first half of 2025.

Income Tax (Provision) Benefit

The income tax provision for the first half of 2025 was $40.0 million on a pre-tax loss of $154.0 million, representing an effective income tax rate of (26.0) percent. The effective income tax rate for the first six months of 2025 differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position, and the mix of earnings among tax jurisdictions. The income tax provision for the first half of 2024 was $23.1 million on a pre-tax loss of $20.8 million, representing an effective income tax rate of (110.9) percent. The effective income tax rate for the six months ended June 30, 2024 differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position, the mix of earnings among tax jurisdictions, and a tax charge affecting deferred tax assets related to tax restructuring of $17.8 million.

Net Income (Loss)

Net loss for the half of 2025 was $194.0 million, or a $7.63 loss per diluted share, compared to a net loss of $43.9 million, or $2.26 loss per diluted share, for the same period in 2024. The increase in net loss was attributable to the aforementioned items above.

Segment Sales and Income from Operations

	Six Months Ended
	June 30, 2025	June 30, 2024	Net Change
(Dollars in thousands)
Selected data
Net sales
North America	$297,512	$396,711	$(99,199)
Europe	231,987	238,532	(6,545)
Total net sales	$529,499	$635,243	$(105,744)
Income (loss) from operations
North America	$(102,469)	$21,277	$(123,746)
Europe	(10,124)	(10,719)	595
Total income (loss) from operations	$(112,593)	$10,558	$(123,151)

North America

Net sales for our North American segment for the first half of 2025 decreased 25.0% compared to the same period in 2024. The $99.2 million decrease in net sales was primarily due to lower volumes of $51.3 million, lower aluminum cost pass throughs to our OEM customers of $41.1 million, and lower product mix and pricing of $6.6 million. The decline in volume was primarily attributable to certain customers resourcing to other suppliers.

North American segment income from operations for the first half of 2025 decreased by $123.7 million, as compared to the same period in 2024, primarily due to a non-cash long-lived asset impairment charge of $66.9 million, higher material and conversion costs of $23.6 million, lower volumes of $20.9 million, higher SG&A expenses of $6.6 million primarily related to professional service fees associated with strategic initiatives, and a lower product mix and pricing of $5.7 million. Material and conversion costs mentioned above includes a non-cash charge of $12.1 million to write-down inventory to its net realizable value related to certain customers resourcing to other suppliers.

Europe

Net sales for our European segment for the first half of 2025 decreased 2.7% compared to the same period in 2024. The $6.5 million decrease in net sales was due to lower volumes of $8.3 million and lower product mix and pricing of $6.6 million, which was partially offset by higher aluminum cost pass throughs to our OEM customers of $7.0 million.

The European segment loss from operations for the first half of 2025 was $0.6 million lower than the same period in 2024. The decrease in the loss from operations was primarily due to lower SG&A expenses of $8.5 million associated with the European Transformation, which was partially offset by higher material and conversion costs of $4.2 million, lower product mix and pricing of $2.7 million, and lower volumes of $1.0 million.

Financial Condition, Liquidity and Capital Resources

We have historically met our cash requirements and funded our operations from a combination of cash and cash equivalents, cash generated from operating activities, cash from our debt facilities, and cash from the sale of trade receivables under our factoring arrangements.

The actions described under “Executive Overview - Recent Customer Resourcing Actions,” are expected to significantly affect our ability to generate cash from operating activities or from the sale of trade receivables in the near term. As a result, we have executed the following actions:

•
We borrowed $42.5 million on our revolving credit facility during the three months ended June 30, 2025.
•
In April 2025, the financial institutions that are the counterparties to our factoring arrangements suspended our use of these programs, but these were reinstated prior to June 30, 2025.
•
We engaged third party financial advisors to assist us in seeking opportunities to improve liquidity and operational performance, evaluate additional debt and/or equity financing opportunities, and seek other strategic transactions.
•
On June 4, 2025, we entered into an amendment to our Term Loan Agreement to, among other things, provide for an incremental $70.0 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility”), of which $10.0 million was funded on June 4, 2025 and the remainder of which will be funded in accordance with the terms and conditions in the Term Loan Agreement, as so amended; refer to Note 8 “Debt and Other Financing Arrangements” for additional details on these amendments. Subsequent to June 30, 2025, the Company drew down an additional $25.0 million on the Delayed Draw Term Loan Facility.

•
Concurrently with the entry into the amendment to the Term Loan Agreement, we also amended our Revolving Credit Agreement to, among other things, permit the incurrence of the Delayed Draw Term Loan Facility.
•
The amendments to the Term Loan Agreement and the Revolving Credit Agreement also included, among other things, to permit the payment of interest thereon in-kind and waive the amortization payments during the Accommodation Period (as defined in the Term Loan Amendment); a limited waiver of the financial covenants thereunder for the test period ending on June 30, 2025; and permission to unwind the Company’s hedging arrangements and retain the proceeds thereof.
•
The amendment to the Term Loan Agreement includes additional reporting covenants, including a requirement to deliver periodic 13-week cash flow reports, as well as a requirement to limit our disbursements to no greater than 110% of budgeted disbursements. Accordingly, we have been actively managing our working capital requirements under these new reporting covenants which have resulted in deferring payments to certain vendors and suppliers. At June 30, 2025, we had approximately $48.4 million of accounts payable past due, which includes a $15.2 million obligation under our supply chain financing program.
•
On July 8, 2025, we entered into a Merger Agreement, which is more fully described in Note 1 “Description of the Business.” The closing of the proposed Merger is subject to the satisfaction or waiver of certain conditions, some of which are not solely within our control.
•
We have incurred and will continue to incur significant costs relating to the Merger and to our third-party financial advisors, such as legal, accounting, financial advisory, and other professional services fees.

While we have obtained a waiver related to our financial covenants under our Credit Agreements for the test period ended June 30, 2025, we do not expect that we will be able to meet our financial covenants as early as September 30, 2025. In addition, based on our current estimates and forecasts, we do not expect that we will have the cash and cash equivalents or sufficient liquidity to fund our operations and meet our obligations as they become due over the next twelve months from the issuance date of these unaudited condensed consolidated financial statements if we do not obtain additional sources of funding, amend the applicable provisions in our credit agreements, or obtain waivers with respect thereto prior to that date. Furthermore, since the conditions to closing the proposed Merger are not solely within our control, there can be no assurance that the Merger will be consummated on the anticipated terms and timing, or at all. Therefore, these adverse conditions and events described above raise substantial doubt about our ability to continue as a going concern as of the issuance date.

Capital expenditures relate to improving production quality and efficiency and extending the useful lives of our existing equipment, and expenditures for new product offerings, as well as expanded capacity for existing products. During 2025, we expect that capital expenditures will be approximately between $25.0 million and $30.0 million.

As of June 30, 2025 our primary sources of liquidity include the following (in millions):

Available Liquidity
Cash and cash equivalents (1)	$84.5
Unused commitments on the revolving credit facility (2)	7.2
Unfactored available trade receivables	2.5
Minimum contractual liquidity per the Credit Agreement	(37.5)
Total available liquidity	$56.7
(1)
Reduced by restricted cash at June 30, 2025 of $0.8M.
(2)
Reduced by outstanding letters of credit and borrowings at June 30, 2025 of $10.3 million and $42.5 million.

Senior Secured Credit Facilities

A summary of our senior secured credit facilities at June 30, 2025 are as follows (amounts in thousands):

	June 30, 2025
	Principal	Carrying Value
Senior Secured Credit Facilities:
Revolving Credit Facility	$42,473	$42,473
Term Loan Facility	$527,016	$499,586
Delayed Draw Term Loan Facility (1)	$10,300	$10,025
(1)
Includes a 3.0% one-time fee, which was paid-in-kind as of June 30, 2025.

We are a party to a Credit Agreement, dated as of December 15, 2022 (as amended, amended and restated, restated, supplemented or modified from time to time, the “Revolving Credit Agreement”), pursuant to which the lenders thereto have provided a $60.0 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility will mature on December 15, 2027.

We are also party to an Amended and Restated Credit Agreement, dated as of August 14, 2024 (as amended, amended and restated, restated, supplemented or modified from time to time, the “Term Loan Agreement” and, together with the Revolving Credit Agreement, the “Credit Agreements”), pursuant to which the lenders thereto have provided (i) a $520 million term loan facility (the “Term Loan Facility”) and (ii) the Delayed Draw Term Loan Facility (as defined below). The Term Loan Facility matures on December 15, 2028 and the Delayed Draw Term Loan Facility matures on June 4, 2026.

On March 31, 2025, we entered into an amendment (the “First Amendment”) to our Term Loan Agreement which, among other things, (i) increased the liquidity threshold which would trigger a mandatory prepayment of the Term Loan Facility, from $80.0 million to $115.0 million and (ii) included our and our subsidiaries’ ability to factor assets under certain securitization agreements in the calculation of liquidity for the purposes of determining whether a mandatory prepayment is required.

On June 4, 2025, we entered into an amendment (the “Second Amendment”) to our Term Loan Agreement to, among other things, provide an incremental $70.0 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility” and, together with the Revolving Credit Facility and the Term Loan Facility, the “Senior Secured Credit Facilities”), of which $10.0 million was funded on June 4, 2025 and the remainder of which will be funded in accordance with the terms and conditions of the Term Loan Agreement.

The Delayed Draw Term Loan Facility bears interest at a variable rate based on term SOFR (with a 3.50% per annum floor) plus 8.00%. Undrawn amounts under the Delayed Draw Term Loan Facility will be subject to a commitment fee of 0.50% per annum. The Delayed Draw Term Loan Facility is subject to the covenants and events of default set forth in the Term Loan Agreement. Any repayment or prepayment of the Delayed Draw Term Loan Facility will be subject to a 5.00% fee on the amounts so repaid or prepaid. Any amounts drawn will also be subject to an upfront one-time 3.00% fee and paid-in-kind.

The Second Amendment also effected certain amendments to the terms of the Term Loan Facility, including, among other things, to (i) permit the payment of interest thereon in kind and (ii) waive amortization payments during the Accommodation Period (as defined in the Second Amendment). The Second Amendment also included, among other things, a limited waiver of the financial covenants under the Term Loan Facility for the test period ending on June 30, 2025 and permission to unwind our hedging arrangements and retain the proceeds thereof.

Simultaneously with the execution of the Second Amendment, we, the other borrowers party thereto, JPMorgan Chase Bank, N.A., in its capacity as administrative agent and collateral agent, and the lenders and issuing banks party thereto, entered into a Second Amendment (the “Revolving Credit Facility Amendment”) to the Revolving Credit Agreement, pursuant to which, among other things, the lenders party thereto agreed to (i) a limited waiver of the financial covenants under the Revolving Credit Facility for the test period ending on June 30, 2025, (ii) the unwinding of our hedging arrangements and the retention by us of the proceeds thereof and (iii) the incurrence of the Delayed Draw Term Loan Facility.

Subsequent to June 30, 2025, we drew down an additional $25.0 million on our Delayed Draw Term Loan Facility.

The Term Loan Facility contains a mandatory prepayment provision upon the event of default, which we have accounted for separately as a derivative liability. As of June 30, 2025, we have recorded a derivative liability of $0.7 million in the condensed consolidated balance sheet.

During the six months ended June 30, 2025, we prepaid $2.2 million in principal for the Term Loan Facility under one of the mandatory prepayment provisions applicable thereto.

As of June 30, 2025, the interest rate in effect on borrowings under the Term Loan Facility and the Delayed Draw Term Loan Facility were 11.8% and 12.3%. As of June 30, 2025, the interest rate in effect on borrowings under the Revolving Credit Facility was 11.0%.

Further information on prepayments, interest rates, guarantees and collateral security, covenants, and other terms and conditions of the Senior Secured Credit Facilities is included in our 2024 Form 10-K and our Forms 8-K filed on April 2, 2025 and June 6, 2025.

Our compliance with covenants under the Senior Secured Credit Facilities was waived for the test period ending on June 30, 2025.

Available Unused Commitments under the Revolving Credit Facility

As of June 30, 2025, we had $42.5 million in outstanding borrowings under the Revolving Credit Facility and unused commitments of $7.2 million, which has been reduced for outstanding letters of credit of $10.3 million.

Redeemable Preferred Stock

During the three and six months ended June 30, 2025, preferred stock dividends of $3.7 million and $7.5 million were paid-in-kind, which increased the stated value of the preferred stock. As of June 30, 2025 and December 31, 2024, the stated values of the preferred stock were $167.6 million and $160.1 million, and the corresponding carrying values were $318.2 million and $288.5 million.

Pursuant to a Voting and Support Agreement (the “Preferred VSA”), dated as of July 8, 2025, by and between the Company and TPG Growth III Sidewall, L.P. (“TPG”), TPG, as the holder of all of the Series A Preferred Shares, agreed to waive its right to receive dividends it would have otherwise been entitled to receive under the Certificate of Designations until the earlier of the Effective Time and the termination of the Preferred VSA. If the Preferred VSA is terminated, the preferred shares will continue to accrue dividends at 9.0% on the stated value, and the associated redemption premium on the increase in the stated value will be accreted using the interest method.

In the event the redeemable preferred stock is redeemed, the redemption value will be the greater of (i) two times the then-current Stated Value (defined in the Certificate of Designations as $1,000 per share, plus any accumulated and unpaid dividends or dividends paid-in-kind), which as of June 30, 2025 would be equivalent to a $335.2 million redemption value, and (ii) the product of the number of shares of common stock into which the redeemable preferred stock could be converted at the time of such redemption (approximately 6.0 million shares as of June 30, 2025) and the then-Current Market Price (defined in the Certificate of Designations as the arithmetic average of the volume-weighted average price (VWAP) per share of common stock for each of the thirty (30) consecutive full trading days ending on the trading day before the record date with respect to such action) of our common stock.

The redeemable preferred stock may be redeemed at the holder’s election on or after September 14, 2025 or upon the occurrence of a redemption event (including in the event the common stock of the Company ceases to be listed on the NYSE or another U.S. national securities exchange), provided the Company has cash legally available to pay such redemption. Pursuant to the terms of the Preferred VSA, TPG has agreed (i) to waive any rights and remedies (including any redemption rights) it may have in connection with or related to the Merger and any other transactions entered into by the Company in connection therewith and (ii) that receipt of the aggregate amount of the consideration provided for the Series A Preferred Shares under the Merger Agreement shall constitute payment in full for all shares of Series A Preferred Shares owned of record or beneficially by TPG. Subject to the terms of the Preferred VSA, if the Company is unable to redeem the shares of preferred stock in full, any shares of preferred stock not redeemed would continue to receive an annual dividend of 9.0% on the stated value which would be payable quarterly. The Board of Directors would have to evaluate periodically the ability of the Company to make any redemption payments until the full redemption amount has been paid.

As of June 30, 2025, other than as described above, there have been no changes in the preferred shareholder rights, including conversion and redemption rights from those described in the Company’s 2024 Form 10-K.

Additional information about the Preferred VSA and the Merger is set forth in our Current Report on Form 8-K/A filed with the SEC on July 9, 2025, and our preliminary proxy statement filed with the SEC on July 30, 2025.

Factoring Arrangements

As of June 30, 2025, we had no other significant off-balance sheet arrangements other than factoring of $31.7 million. During the three months ended June 30, 2025, the financial institutions that are party to our factoring arrangements suspended our use of the programs, but these programs were reinstated during the three months ended June 30, 2025. As of June 30, 2025, we were required to repurchase $6.3 million of accounts receivable from one of our factoring institutions.

Supplier Finance Program

During the three months ended June 30, 2025, the financial institution that is the party to our supply chain finance arrangement suspended our use of the program. Obligations due to the financial institution under our program as of June 30, 2025 was $15.2 million.

Cash Flows

The following table summarizes the cash flows from operating, investing and financing activities as reflected in the condensed consolidated statements of cash flows.

	Six Months Ended
	June 30, 2025	June 30, 2024
(Dollars in thousands)
Net cash provided (used) by operating activities	6,033	(4,544)
Net cash provided (used) by investing activities	(11,911)	(14,844)
Net cash provided (used) by financing activities	46,858	(8,094)
Effect of exchange rate changes on cash	4,178	(1,862)
Net changes in cash and cash equivalents	$45,158	$(29,344)

Operating Activities

Net cash provided by operating activities was $6.0 million for the first six months of 2025 compared to net cash used by operating activities of $4.5 million for the same period in 2024. The increase in net cash provided by operating activities was primarily due to cash received from the early termination of our hedging instruments, reduction in cash interest paid as interest was paid-in-kind on long-term debt, and changes in working capital, which was partially offset by lower gross profit. Net cash provided by operating activities during the first six months of 2025 includes approximately $48.4 million of accounts payable past due.

Investing Activities

Net cash used by investing activities of $11.9 million for the first six months of 2025 was $2.9 million lower than the same period in 2024 due to lower capital expenditures.

Financing Activities

Net cash provided by financing activities of $46.9 million for the first six months of 2025 was $55.0 million higher than the same period in 2024. This increase was primarily due to net borrowings of $42.5 million on the revolving credit facility, proceeds from the issuance of short-term debt of $10.0 million, and a decrease in cash dividends as preferred stock dividends of $7.5 million were paid-in-kind during the first six months of 2025.

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

The following table reconciles our net sales, the most directly comparable U.S. GAAP financial measure, to our value added sales and value added sales adjusted for foreign exchange:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
(Dollars in thousands)
Net sales	$207,897	$318,967	$529,499	$635,243
Less: aluminum, other costs, and outside service provider costs	(95,582)	(138,667)	(248,647)	(282,745)
Value added sales	$112,315	$180,300	$280,852	$352,498
Currency impact on current period value added sales	(3,179)	—	(1,103)	—
Value added sales adjusted for foreign exchange	$109,136	$180,300	$279,749	$352,498

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

The following table reconciles our net income (loss), the most directly comparable U.S. GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
(Dollars in thousands)
Net income (loss)	$(181,053)	$(11,124)	$(193,982)	$(43,873)
Interest expense, net	18,133	15,823	35,165	31,701
Income tax provision (benefit)	45,470	6,420	40,029	23,068
Depreciation	15,028	17,046	29,841	34,108
Amortization	3,594	4,842	8,323	9,726
Factoring fees	873	1,116	2,698	2,314
Accelerated recognition of hedging termination	300	—	300	—
Plant inefficiencies due to customer resourcing actions	6,958	—	6,958	—
Restructuring costs	1,329	1,014	5,728	81
Restructuring related costs (1)	1,054	4,841	1,347	13,702
Asset write downs to net realizable value (2)	14,972	—	15,197	—
Strategic initiatives and other costs (3)	11,407	—	12,264	—
Impairment of long-lived assets (4)	66,906	—	66,906	—
Change in fair value of embedded derivative liabilities	(451)	—	(1,166)	—
Adjusted EBITDA	$4,520	$39,978	$29,608	$70,827
Adjusted EBITDA as a percentage of net sales	2.2%	12.5%	5.6%	11.1%
Adjusted EBITDA as a percentage of value added sales	4.0%	22.2%	10.5%	20.1%

(1)
In the three and six months ended June 30, 2025, we incurred $1.1 million and $1.3 million in restructuring related costs primarily attributable to a write down of certain assets and warehouse relocation costs in connection with our European Transformation. In the three and six months ended June 30, 2024, we incurred $4.8 million and $13.7 million in restructuring related costs primarily for advisor and legal fees incurred in connection with our European Transformation.
(2)
In the three and six months ended June 30, 2025, we recognized a non-cash charge of $11.9 million and $12.1 million related to a write-down of customer specific inventory to its net realizable value associated with certain customers resourcing to other suppliers. In the three and six months ended June 30, 2025, we also recognized a non-cash charge of $3.1 million related to a write-down of a customer trade receivable associated with a certain customer that resourced to another supplier.
(3)
We have engaged third party financial advisors to assist us in seeking opportunities to improve liquidity and operational performance, evaluate additional debt or equity refinancing opportunities, and seek other strategic transactions. In the three and six months ended June 30, 2025, we recognized charges of $11.4 million and $12.3 million associated with these strategic initiatives, which includes third-party financial advisor and legal fees incurred in connection with our financing and Merger-related activities.
(4)
During the three and six months ended June 30, 2025, we recognized a non-cash impairment charge of $66.9 million related to our North America long-lived asset group.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Refer to Note 15 “Commitments and Contingencies” for information relating to other legal proceedings.

Refer also to Item 1A, “Risk Factors” “We are from time to time subject to litigation, which could adversely affect our results of operations, financial condition or cash flows” in Part I of our 2024 Form 10-K.

Item 1A. Risk Factors

There have been no changes to the risk factors as described in Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K, except as follows:

The NYSE has delisted our common stock from trading on its exchange, which has and could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.

On June 24, 2025, the New York Stock Exchange (the “NYSE”) notified us that it had determined to (A) immediately suspend trading in our common stock, due to a determination that we had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization over a consecutive 30 trading day period of at least $15,000,000 pursuant to Section 802.01B of the NYSE Listed Company Manual, and (B) commence proceedings to delist our common stock.

On June 25, 2025, the NYSE filed a Form 25-NSE with the SEC in connection with the delisting of our common stock from the NYSE, which delisting became effective ten days after the Form 25 was filed. Our common stock began trading on the Pink Open Market operated by the OTC Markets Group, Inc. (commonly referred to as the “pink sheets”) under the ticker symbol “SSUP” on June 25, 2025.

Delisting from the NYSE has made trading our common stock more difficult for investors, potentially leading to declines in the trading price of our securities and liquidity and other material adverse consequences including:

•
limited availability of market quotations for our securities;
•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;
•
a limited amount of analyst coverage;
•
a decreased ability to issue additional securities or obtain additional financing in the future; and
•
loss of confidence by shareholders, employees, and business partners.

We do not now, and are not expected to in the foreseeable future, meet the listing standards of the NYSE or any other national securities exchange. We can provide no assurance that our common stock will continue to trade on the Pink Open Market, whether broker-dealers will continue to provide public quotes of our shares on the Pink Open Market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock will continue on this market in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock.

Our current cash and liquidity projections raise substantial doubt about our ability to continue as a going concern.

A limited number of customers represent a large percentage of our consolidated net sales. As discussed in Item 1. “Note 2. Basis of Presentation” and in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview – Recent Customer Resourcing Actions” and “– Financial Condition, Liquidity and Capital Resources,” in April 2025, certain customers in North America notified us of their intent to resource to other suppliers all outstanding purchase orders during the month of April 2025 with a minimal wind-down period and to not issue any additional purchase orders to us thereafter. Prior to these notifications, we estimated these customers to represent approximately 33% of our projected consolidated net sales for the 2025 fiscal year. These customers represent 40% of our consolidated net sales for the year ended December 31, 2024 and approximately 36% of our consolidated net sales for the year ended December 31, 2023. Therefore, we have evaluated whether these events, considered in the aggregate, give rise to substantial doubt about our ability to continue as a going concern over the next twelve months. While we have obtained a waiver related to our financial covenants under our Credit Agreements for the test period ending June 30, 2025, we do not expect that we will be able to meet our financial covenants as early as September 30, 2025. In addition, based on our current estimates and forecasts, we do not expect that we will have the cash and cash equivalents or sufficient liquidity to fund our operations and meet our obligations as they become due over the next twelve months from the issuance date of these unaudited condensed consolidated financial statements if we do not obtain additional sources of funding, amend the applicable provisions in our credit agreements, or obtain waivers with respect thereto prior to that date. Furthermore, since the conditions to closing the proposed Merger are not solely within our control, there can be no assurance that the Merger will be consummated on the anticipated terms and timing, or at all. Therefore, these adverse conditions and events described above raise substantial doubt about our ability to continue as a going concern as of the issuance date.

The perception that we may not be able to continue as a going concern may cause customers, vendors, and others to review and alter their business relationships and terms with us, including choosing not to extend an existing relationship with us, and may affect our credit rating. If we seek additional financing to fund operations and there remains substantial doubt about our ability to continue as a going concern, financing sources may be unwilling to provide such funding to us on commercially reasonable terms, or at all. If we are unable to complete the proposed Merger we and certain of our subsidiaries are expected to be required to file a voluntary petition for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) pursuant to the terms of that certain Recapitalization Support Agreement, dated July 8, 2025, by and among the Company, its subsidiaries and the lenders party to the Term Loan Agreement (the “RSA”). Additional information about the RSA is set forth in our Current Report on Form 8-K/A filed with the SEC on July 9, 2025, and our preliminary proxy statement filed with the SEC on July 30, 2025.

Risk Factors related to the Proposed Merger

The proposed Merger is subject to approval of our stockholders as well as the satisfaction of other closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.

Completion of the Merger is subject to a number of closing conditions, including obtaining the approval of our stockholders and the receipt of required regulatory approvals, consents or clearances with respect to the Merger under applicable competition and/or foreign direct investment laws. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement, including, with respect to us, covenants to conduct our business in the ordinary course and to not engage in certain kinds of material transactions prior to closing. As a result, we cannot assure you that the Merger will be completed, even if our stockholders approve the Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

We may not complete the proposed Merger within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and operations.

The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the Merger is not completed for any reason, including as a result of our stockholders failing to adopt the Merger Agreement, our stockholders will not receive any payment for their shares of our common stock in connection with the Merger. Instead, we and certain of our subsidiaries are expected to be required to file a voluntary petition for relief under chapter 11 of title 11 of the Bankruptcy Code pursuant to the terms of the RSA. Additional information about the RSA is set forth in our Current Report on Form 8-K/A filed with the SEC on July 9, 2025, and our preliminary proxy statement filed with the SEC on July 30, 2025.

Moreover, our ongoing business may be materially adversely affected, and we would be subject to a number of risks, including the following:

•
we may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;
•
we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, customers, partners, suppliers and others with whom we do business;
•
we may experience negative reactions from commercial and business partners; and
•
we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisory, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger.

If the Merger is not consummated, the risks described above may materialize, and they may have a material adverse effect on our business operations, financial results and stock price, particularly to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed.

The announcement and pendency of the Merger may adversely affect our business, financial results and operations.

Whether or not the Merger is completed, its announcement and pendency could cause disruptions to our business including:

•
while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of material transactions, which could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition;
•
matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
•
we may commit significant time and resources to defending against litigation related to the Merger.

We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with customers and other third-party business partners.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger. As mentioned above, a substantial amount of our management’s and employees’ attention is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with customers and potential customers. For example, customers, suppliers and other third parties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in the completion of the Merger or the termination of the Merger Agreement.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all.

Lawsuits may be filed against us, our Board of Directors or other parties to the Merger Agreement, challenging our acquisition by Parent making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that no governmental entity will have enacted, issued, promulgated, enforced or entered into any law (whether temporary, preliminary or permanent) that is in effect and restrains, enjoins or otherwise prohibits consummation of the Merger. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.

The Merger Agreement contains provisions that could discourage or deter a potential competing offer to acquire our common stock.

We are not permitted to solicit proposals for certain alternative acquisitions and, subject to certain exceptions, we are not permitted to engage in discussions or negotiations regarding an alternative acquisition. Such restrictions could discourage or deter a third party, that may be willing to pay more than Parent for our outstanding common stock, from considering or proposing such an acquisition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Concurrently with the execution of the Merger Agreement on July 8, 2025, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Parent, pursuant to which Parent agreed to purchase, and the Company agreed to issue and sell to Parent, (i) 7,600,000 Common Shares (the “Subscription Shares”) or (ii) such other number of Common Shares as may be mutually agreed by the Company and Parent, in each case, for a purchase price of $0.09 per share.

The Subscription Agreement contains representations, warranties, covenants and conditions to closing that are customary for an agreement of this nature. The purchase of the Subscription Shares will take place one business day prior to the record date for the meeting of the Company’s stockholders to consider and vote on the adoption of the Merger Agreement.

Additional information about the Subscription Agreement is set forth in our Current Report on Form 8-K/A filed with the SEC on July 9, 2025, and our preliminary proxy statement filed with the SEC on July 30, 2025.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1

Agreement and Plan of Merger, dated as of July 8, 2025, by and among Superior Industries International, Inc., SUP Parent Holdings, LLC and SUP Merger Sub, Inc. (Incorporate by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K/A filed on July 9, 2025).††

10.1

Director Services Agreement, effective as of May 28, 2025, by and between Superior Industries International, Inc. and Keshav Lall (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 29, 2025).

10.2

Second Amendment to Amended and Restated Credit Agreement, dated as of June 4, 2025, among Superior Industries International, Inc., each other loan party party thereto, the lenders party thereto, and Oaktree Fund Administration, LLC, in its capacity as administrative agent (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 6, 2025).

10.3

Second Amendment to Credit Agreement, dated as of June 4, 2025, among Superior Industries International, Inc., each other loan party party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., in its capacity as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed June 6, 2025).

10.4

Voting and Support Agreement, dated as of July 8, 2025, by and between Superior Industries International, Inc. and TPG Growth III Sidewall, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed on July 9, 2025).

10.5	Form of Voting and Support Agreement for Common Supporting Stockholders (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A filed on July 9, 2025).

10.6

Subscription Agreement, dated as of July 8, 2025, by and between the Company and SUP Parent Holdings, LLC. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A filed on July 9, 2025).

10.7

Recapitalization Support Agreement, dated as of July 8, 2025, by and among the Company, its subsidiaries and the Consenting Parties (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K/A filed on July 9, 2025). ††

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

31.2	Interim Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

32

Certification of Majdi B. Abulaban, President and Chief Executive Officer, and Shane Giebel, Vice President and Interim Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**†

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

†† Schedules (and similar attachments) have been omitted pursuant to Item 601(a)(5) and Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules (and similar attachments) upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, for any schedules (and similar attachments) so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

Date: August 7, 2025	/s/ Majdi B. Abulaban
Majdi B. Abulaban President and Chief Executive Officer

Date: August 7, 2025	/s/ Shane Giebel
Shane Giebel Vice President and Interim Chief Financial Officer