Form 10-Q
period 2025-09-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2025-12-19
CIK 95552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 001-06615

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-2594729
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

26600 Telegraph Road, Suite 400
Southfield, Michigan	48033
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (248) 352-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	None

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

Number of shares of common stock outstanding as of November 7, 2025: 37,298,422

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
NET SALES	$178,200	$321,757	$707,699	$957,000
Cost of sales	207,381	293,123	742,228	875,600
GROSS PROFIT (LOSS)	(29,181)	28,634	(34,529)	81,400
Selling, general and administrative expenses	26,360	23,900	66,699	66,108
Impairment of long-lived assets	—	—	66,906	—
INCOME (LOSS) FROM OPERATIONS	(55,541)	4,734	(168,134)	15,292
Interest expense, net	(21,445)	(17,857)	(56,610)	(49,558)
Loss on extinguishment of debt	—	(13,052)	—	(13,052)
Other income (expense), net	(3,147)	2,297	(9,342)	2,635
INCOME (LOSS) BEFORE INCOME TAXES	(80,133)	(23,878)	(234,086)	(44,683)
Income tax (provision) benefit	(4,856)	(875)	(44,885)	(23,943)
NET INCOME (LOSS)	$(84,989)	$(24,753)	$(278,971)	$(68,626)
EARNINGS (LOSS) PER SHARE – BASIC	$(3.03)	$(1.24)	$(10.58)	$(3.50)
EARNINGS (LOSS) PER SHARE – DILUTED	$(3.03)	$(1.24)	$(10.58)	$(3.50)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income (loss)	$(84,989)	$(24,753)	$(278,971)	$(68,626)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss), net of tax	3,745	(9,965)	52,669	(25,713)
Change in unrecognized gains (losses) on derivative instruments:
Change in fair value of derivatives	(6,589)	(14,790)	(1,184)	(32,047)
Tax (provision) benefit	—	3,179	—	7,154
Change in unrecognized gains (losses) on derivative instruments, net of tax	(6,589)	(11,611)	(1,184)	(24,893)
Defined benefit pension plan:
Amortization of actuarial losses on pension obligation	—	1	—	4
Tax (provision) benefit	—	—	—	178
Pension changes, net of tax	—	1	—	182
Other comprehensive income (loss), net of tax	(2,844)	(21,575)	51,485	(50,424)
Comprehensive income (loss)	$(87,833)	$(46,328)	$(227,486)	$(119,050)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$60,619	$40,110
Accounts receivable, net	74,270	69,503
Inventories, net	124,158	145,736
Income taxes receivable	6,158	11,374
Current derivative financial instruments	—	22,578
Other current assets	18,819	19,460
Total current assets	284,024	308,761
Property, plant and equipment, net	274,039	329,892
Deferred income tax assets, net	2	39,046
Intangibles, net	4,516	12,612
Derivative financial instruments	—	14,736
Other noncurrent assets	29,388	35,082
Total assets	$591,969	$740,129
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$75,216	$120,351
Short-term debt	631,430	7,939
Accrued expenses	55,104	65,731
Income taxes payable	367	1,905
Total current liabilities	762,117	195,926
Long-term debt (less current portion)	524	481,449
Noncurrent income tax liabilities	3,003	5,341
Deferred income tax liabilities, net	—	1,105
Other noncurrent liabilities	38,253	43,581
Commitments and contingent liabilities (Note 15)
Mezzanine equity:
Preferred stock, $0.01 par value
Authorized – 1,000,000 shares
Issued and outstanding – 150,000 shares outstanding at September 30, 2025 and December 31, 2024	335,800	288,465
Noncontrolling redeemable equity	523	480
Shareholders’ equity (deficit):
Common stock, $0.01 par value
Authorized – 100,000,000 shares
Issued and outstanding – 37,298,422 and 28,886,053 shares at September 30, 2025 and December 31, 2024	125,231	123,039
Accumulated other comprehensive income (loss)	(46,986)	(98,471)
Retained earnings (deficit)	(626,496)	(300,786)
Total shareholders’ equity (deficit)	(548,251)	(276,218)
Total liabilities, mezzanine equity and shareholders’ equity (deficit)	$591,969	$740,129

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(278,971)	$(68,626)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	50,610	65,534
Income tax, noncash changes	40,074	16,254
Stock-based compensation	2,289	6,098
Amortization of debt issuance costs	6,717	3,974
Interest paid-in-kind on long-term debt	27,888	—
Loss on extinguishment of debt	—	13,052
Impairment of long-lived assets	66,906	—
Other noncash items	10,332	(8,978)
Changes in operating assets and liabilities:
Accounts receivable	(2,630)	(54,373)
Inventories	32,605	(2,744)
Other assets and liabilities	(8,874)	6,283
Cash proceeds from early termination of derivative instruments	37,537	—
Accounts payable	(58,422)	21,411
Income taxes	1,871	(5,742)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(72,068)	(7,857)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(18,933)	(20,985)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(18,933)	(20,985)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	337,317
Proceeds from issuance of short-term debt	70,000	—
Repayments on term loans and notes	(3,475)	(466,294)
Proceeds from borrowings on revolving credit facility	65,473	28,000
Repayments of borrowings on revolving credit facility	(23,000)	(28,000)
Cash dividends paid	(30)	(3,413)
Financing costs paid and other	(1,081)	(8,967)
Redemption premium paid on term loan repayment	—	(3,680)
Payments related to tax withholdings for stock-based compensation	(781)	(1,345)
Finance lease payments	(664)	(452)
Proceeds from common stock issuance	684	—
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	107,126	(146,834)
Effect of exchange rate changes on cash	4,384	(1,650)
Net changes in cash and cash equivalents	20,509	(177,326)
Cash and cash equivalents at the beginning of the period	40,110	201,606
Cash and cash equivalents at the end of the period	$60,619	$24,280
Supplemental Cash Flow Information
Cash paid during the period for interest	$22,408	$46,507
Cash paid during the period for taxes, net of refunds	$4,190	$13,316
Non-cash asset charge due to customer resourcing actions	$16,001	$—
Non-cash Investing Activities
Period end balance of accounts payable for property, plant, and equipment	$6,621	$3,860
Non-cash Financing Activities
Debt modification	$—	$169,683

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

(Unaudited)

For the three months ended September 30, 2025
	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Cumulative Translation Adjustment	Hedging Instruments	Pension Obligations	Retained Earnings (Deficit)	Total
BALANCE AT JULY 1, 2025	29,698,422	$123,913	$(79,254)	$33,051	$2,061	$(524,476)	$(444,705)
Net income (loss)	—	—	—	—	—	(84,989)	(84,989)
Change in accumulated other comprehensive income (loss), net of tax	—	—	3,745	(6,589)	—	—	(2,844)
Common stock issued, net of shares withheld for employee taxes	7,600,000	684	—	—	—	—	684
Stock-based compensation	—	634	—	—	—	—	634
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(17,025)	(17,025)
Noncontrolling redeemable equity dividend	—	—	—	—	—	(6)	(6)
BALANCE AT SEPTEMBER 30, 2025	37,298,422	$125,231	$(75,509)	$26,462	$2,061	$(626,496)	$(548,251)

For the nine months ended September 30, 2025
	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Cumulative Translation Adjustment	Hedging Instruments	Pension Obligations	Retained Earnings (Deficit)	Total
BALANCE AT JANUARY 1, 2025	28,886,053	$123,039	$(128,178)	$27,646	$2,061	$(300,786)	$(276,218)
Net income (loss)	—	—	—	—	—	(278,971)	(278,971)
Change in accumulated other comprehensive income (loss), net of tax	—	—	52,669	(1,184)	—	—	51,485
Common stock issued, net of shares withheld for employee taxes	8,412,369	684	—	—	—	—	684
Stock-based compensation	—	1,508	—	—	—	—	1,508
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(46,722)	(46,722)
Noncontrolling redeemable equity dividend	—	—	—	—	—	(17)	(17)
BALANCE AT SEPTEMBER 30, 2025	37,298,422	$125,231	$(75,509)	$26,462	$2,061	$(626,496)	$(548,251)

For the three months ended September 30, 2024
	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Cumulative Translation Adjustment	Hedging Instruments	Pension Obligations	Retained Earnings (Deficit)	Total
BALANCE AT JULY 1, 2024	28,886,053	$118,082	$(98,750)	$46,577	$1,033	$(243,388)	$(176,446)
Net income (loss)	—	—	—	—	—	(24,753)	(24,753)
Change in accumulated other comprehensive income (loss), net of tax	—	—	(9,965)	(11,611)	1	—	(21,575)
Common stock issued, net of shares withheld for employee taxes	—	—	—	—	—	—	—
Stock-based compensation	—	2,011	—	—	—	—	2,011
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(11,081)	(11,081)
Noncontrolling redeemable equity dividend	—	—	—	—	—	(5)	(5)
BALANCE AT SEPTEMBER 30, 2024	28,886,053	$120,093	$(108,715)	$34,966	$1,034	$(279,227)	$(231,849)

For the nine months ended September 30, 2024
	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Cumulative Translation Adjustment	Hedging Instruments	Pension Obligations	Retained Earnings (Deficit)	Total
BALANCE AT JANUARY 1, 2024	28,091,440	$115,340	$(83,002)	$59,859	$852	$(178,989)	$(85,940)
Net income (loss)	—	—	—	—	—	(68,626)	(68,626)
Change in accumulated other comprehensive income (loss), net of tax	—	—	(25,713)	(24,893)	182	—	(50,424)
Common stock issued, net of shares withheld for employee taxes	794,613	—	—	—	—	—	—
Stock-based compensation	—	4,753	—	—	—	—	4,753
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(31,601)	(31,601)
Noncontrolling redeemable equity dividend	—	—	—	—	—	(11)	(11)
BALANCE AT SEPTEMBER 30, 2024	28,886,053	$120,093	$(108,715)	$34,966	$1,034	$(279,227)	$(231,849)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

(in thousands, or as otherwise noted)

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

Merger

On December 8, 2025 (the “Closing Date”), the Company, SUP Parent Holdings, LLC, a Delaware limited liability company (“Parent”), and SUP Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”) completed the previously announced Merger, contemplated by that certain Agreement and Plan of Merger, dated as of July 8, 2025 (the “Merger Agreement”). At the effective time of the Merger on the Closing Date (the “Effective Time”), in accordance with the Merger Agreement, Merger Sub merged with and into the Company (the “Merger”), with the Company surviving the Merger as a direct wholly owned subsidiary of Parent. Immediately prior to the Effective Time, Parent held Common Shares that represented approximately 17.6% of the total voting power of the Company.

At the Effective Time, in accordance with the terms and conditions set forth in the Merger Agreement, each Common Share and each share of preferred stock, par value $0.01 per share designated as Series A Preferred Shares (the “Series A Preferred Shares” and, together with the Common Shares, the “Shares”), in each case, issued and outstanding immediately prior to the Effective Time (other than Shares owned by (i) Parent or Merger Sub or any of their respective Subsidiaries, (ii) the Company as treasury stock and (iii) holders of Common Shares who have not voted in favor of the Merger or consented thereto and have properly exercised and perfected and not withdrawn, waived or lost a demand for appraisal rights pursuant to Section 262 of the Delaware General Corporation Law) was converted into the right to receive:

•
with respect to each Common Share, $0.09 per Common Share in cash, without interest thereon; and
•
with respect to each Series A Preferred Share, (1) $39.49 per Series A Preferred Share in cash and (2) 0.23 units of limited liability company interests of Parent per Series A Preferred Share.

At the Effective Time, in accordance with the Merger Agreement:

•
each outstanding time-based restricted stock unit (a “Company Restricted Stock Unit”) that was granted under the Company’s 2018 Equity Incentive Plan (the “Company Stock Plan”) that was outstanding as of immediately prior to the Effective Time, whether vested or unvested, became fully vested and terminated and automatically cancelled as of immediately prior to the Effective Time in exchange for the right to receive a lump sum cash payment of an amount equal to $0.09 per Company Restricted Stock Unit; and
•
each outstanding performance-based restricted stock unit (a “Company Performance Stock Unit”) that was granted under the Company Stock Plan that was outstanding as of immediately prior to the Effective Time, whether vested or unvested, became fully vested as if the applicable level of performance was achieved at target and terminated and automatically cancelled as of immediately prior to the Effective Time in exchange for the right to receive a lump sum cash payment of an amount equal to $0.09 per Company Performance Stock Unit.

The Company used the proceeds of borrowings under the Third Amendment (as defined in Note 8 “Debt and Other Financing Arrangements”) to pay the cash consideration in the Merger.

Additional information about the Merger is set forth in the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2025.

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

Interim financial reporting standards require the use of estimates that are based on assumptions regarding the outcome of future events and circumstances not known at that time. Inevitably, some assumptions may not materialize, unanticipated events or circumstances may occur which vary from those estimates and such variations may significantly affect future results. Additionally, operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Going Concern

During the second quarter of 2025, certain of the Company's customers in North America began to resource to other suppliers substantially all outstanding purchase orders and not issue any additional purchase orders to the Company thereafter. Prior to these resourcing actions, the Company estimated these customers to represent approximately 33% of its projected consolidated net sales for the 2025 fiscal year. These customers represented approximately 40% of the Company’s consolidated net sales for the year ended December 31, 2024, and approximately 36% of the Company’s consolidated net sales for the year ended December 31, 2023. During the nine months ended September 30, 2025, the Company borrowed $42.5 million on its revolving credit facility, as the actions described above significantly affected the Company’s ability to generate cash from operating activities or from the sale of trade receivables. In addition, as of September 30, 2025, the Company was in violation of its financial covenants under the Senior Secured Credit Facilities.

On December 8, 2025 the Company completed the previously announced Merger with Parent, and Merger Sub pursuant to the Merger Agreement, and entered into amendments to its Senior Secured Credit Facilities. The Third Amendment to the Company’s Senior Secured Credit Facilities entered into on December 8, 2025, removed certain financial covenants under the Term Loan Facility and waived the financial covenants under the Revolving Credit Facility through June 30, 2026. In addition, the Revolving Credit Facility was amended to mature on June 30, 2026. The Senior Secured Credit Facilities now also contain a monthly minimum liquidity threshold of not less than $10.0 million as of the last business day of each month. Refer to Note 1 “Description of the Business” and Note 8 “Debt and Other Financing Arrangements” for a full description of the transactions.

While the Company has completed the previously announced Merger, it does not expect that it will have the cash and cash equivalents or sufficient liquidity to meet its financial obligations and comply with its minimum liquidity covenant over the next twelve months from the issuance date of these unaudited condensed consolidated financial statements. To address these conditions, management plans to obtain additional sources of funding or amend the applicable provisions in its credit agreements. However, such plans are not solely in the Company’s control and therefore cannot be considered probable of occurring. Therefore, these adverse conditions and events described above raise substantial doubt about the Company’s ability to continue as a going concern as of the issuance date.

The unaudited condensed consolidated financial statements as of September 30, 2025, do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, certificates of deposit, fixed deposits, and money market funds with original maturities of three months or less. The Company is required to provide cash collateral in connection with certain contractual arrangements. The Company has $0.8 million and $0.4 million of restricted cash as of September 30, 2025 and December 31, 2024 in support of these arrangements and requirements.

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

NOTE 3 – REVENUE

The Company disaggregates revenue from contracts by its reportable segments, North America and Europe. Revenues by segment for the three and nine months ended September 30, 2025 and 2024 are summarized in Note 5, “Business Segments.”

The opening and closing balances of the Company’s trade receivables, and current and long-term contract liabilities are as follows:

	September 30, 2025	December 31, 2024
Trade receivables	62,077	56,690
Contract liabilities—current	4,726	6,819
Contract liabilities—noncurrent	5,575	6,845

During the nine months ended September 30, 2025 the Company recorded a non-cash charge of $3.1 million to write-down a customer trade receivable associated with customer resourcing actions.

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

Derivative Financial Instruments

During the second quarter of 2025, the Company terminated its outstanding foreign exchange, commodity, and interest rate derivative instruments. The derivative instruments have been derecognized and amounts in accumulated other comprehensive income (loss) remain there until the forecasted transactions affect earnings unless the forecasted transaction becomes probable of not occurring.

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

The following tables display the fair value of derivatives by financial statement line item as of September 30, 2025 and December 31, 2024:

September 30, 2025
	Fair Value Hierarchy	Current Derivative Financial Instruments	Derivative Financial Instruments	Accrued Liabilities	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	Level 2	$—	$—	$—	$—
Commodity contracts	Level 2	—	—	—	—
Interest rate contracts	Level 2	—	—	—	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Level 2	—	—	—	—
Embedded derivative contracts	Level 3	—	—	—	572

		December 31, 2024
	Fair Value Hierarchy	Current Derivative Financial Instruments	Derivative Financial Instruments	Accrued Liabilities	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	Level 2	$20,443	$14,722	$451	$3,664
Commodity contracts	Level 2	258	14	2,341	1,233
Interest rate contracts	Level 2	1,536	—	—	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Level 2	341	—	—	—
Embedded derivative contracts	Level 3	—	—	626	1,403

The following table summarizes the notional amount of the Company’s derivative financial instruments as of September 30, 2025 and December 31, 2024:

	Notional Amount
	September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$434,327
Commodity contracts - Natural Gas (1)	—	3,402 Btu
Commodity contracts - Aluminum (2)	—	— MT
Interest rate contracts	$—	$150,000
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$—	$25,856

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

The following table summarizes the gain or loss recognized in other comprehensive income (loss) (“OCI (OCL)”), the amounts reclassified from accumulated OCI or OCL into earnings, and the amounts recognized directly into earnings for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Derivatives designated as hedging instruments:
Amount of gain or (loss) recognized in OCI on derivatives, net of tax	$(6,589)	$(11,611)	$(1,184)	$(24,893)
Amount of pre-tax gain or (loss) reclassified from accumulated OCI into:
Cost of sales	6,186	6,291	16,169	23,106
Interest expense, net	403	1,171	1,321	3,459
Derivatives not designated as hedging instruments:
Amount of pre-tax gain or (loss) recognized in other income (expense), net of tax	291	(1,054)	3,426	(2,878)

The Company estimates approximately $22.5 million included in OCI or OCL at September 30, 2025 will be reclassified into net income (loss) within the following twelve months.

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

Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or circumstances indicate the value of these long-lived asset groups are not recoverable. As a result of the customer actions described in Note 2 “Basis of Presentation”, the Company concluded certain impairment triggers had occurred for its North America asset group during the second quarter of 2025. After failing the undiscounted cash flow recoverability test, the Company estimated the fair values of the long-lived assets within the North America asset group at June 30, 2025 and compared it to the net carrying value. The fair value measurements related to this long-lived asset group relies primarily on Company-specific inputs and the Company’s assumptions about the use of the assets, as observable inputs are not available (level 3). To determine the fair value of the long-lived asset group, the Company utilized an income-based and market-based approach. The Company believes the assumptions and estimates used to determine the estimated fair values of the long-lived asset group are reasonable; however, the estimates and assumptions are subject to a high degree of uncertainty. Due to the many variables inherent in estimating fair value differences in assumptions could have a material effect on the results of the analyses.

As the fair value of the North America long-lived asset group exceeded its net carrying value, the Company recorded a non-cash impairment charge of $66.9 million to property, plant, and equipment, during the second quarter of 2025.

Financial Instruments Not Carried at Fair Value

Debt Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values are determined by reference to quoted prices for similar instruments (Level 2). The estimated fair value, as well as the carrying value, of the Company’s debt instruments are shown below:

	September 30, 2025	December 31, 2024
Estimated fair value	$676,876	$531,461
Carrying value	631,954	489,388

NOTE 5 - BUSINESS SEGMENTS

North America and Europe comprise the Company’s reportable segments. Segment operating results for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended
	September 30, 2025			September 30, 2024
	North America	Europe	Total	North America	Europe	Total
Net Sales	$73,538	$104,662	$178,200	$206,233	$115,524	$321,757

Less:
Aluminum and other material costs	42,475	49,723	92,198	106,925	44,963	151,888
Manufacturing costs	55,123	47,748	102,871	63,811	55,886	119,697
Manufacturing depreciation and amortization	4,853	7,459	12,312	9,865	11,673	21,538
Selling, general, and administrative expenses	20,125	6,235	26,360	11,739	12,161	23,900
Segment expenses	122,576	111,165	233,741	192,340	124,683	317,023
Income (loss) from operations	$(49,038)	$(6,503)	$(55,541)	$13,893	$(9,159)	$4,734

Supplemental Segment Financial Information:
Depreciation and amortization	$4,960	$7,485	$12,445	$9,968	$11,732	$21,700
Capital expenditures	2,708	4,314	7,022	3,041	3,100	6,141

	Nine Months Ended
	September 30, 2025			September 30, 2024
	North America	Europe	Total	North America	Europe	Total
Net Sales	$371,050	$336,649	$707,699	$602,944	$354,056	$957,000

Less:
Aluminum and other material costs	209,221	150,133	359,354	313,937	146,887	460,824
Manufacturing costs	177,085	155,609	332,694	190,880	158,873	349,753
Manufacturing depreciation and amortization	21,697	28,483	50,180	30,325	34,698	65,023
Selling, general, and administrative expenses	47,648	19,051	66,699	32,632	33,476	66,108
Impairment of long-lived assets	66,906	—	66,906	—	—	—
Segment expenses	522,557	353,276	875,833	567,774	373,934	941,708
Income (loss) from operations	$(151,507)	$(16,627)	$(168,134)	$35,170	$(19,878)	$15,292

Supplemental Segment Financial Information:
Depreciation and amortization	$22,009	$28,601	$50,610	$30,645	$34,889	$65,534
Capital expenditures	7,615	11,318	18,933	11,611	9,374	20,985

	September 30, 2025			December 31, 2024
	North America	Europe	Total	North America	Europe	Total
Long-lived assets:
Property, plant, and equipment	$104,336	$169,703	$274,039	$174,180	$155,712	$329,892
Intangible assets	—	4,516	4,516	—	12,612	12,612

Segment assets	276,382	315,587	591,969	407,800	332,329	740,129

Geographic Information

See table below for the Company’s net sales and property, plant and equipment by location:

	Net Sales (1)
	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
U.S.	$679	$1,484	$7,206	$4,344
Mexico	72,859	204,749	363,844	$598,600
Germany	9,418	20,032	34,372	$50,893
Poland	95,244	95,492	302,277	$303,163
Consolidated net sales	$178,200	$321,757	$707,699	$957,000

(1) Revenues are attributed based on location of legal entity.

	Property, Plant and Equipment, net
	September 30, 2025	December 31, 2024
U.S.	$1,226	$1,505
Mexico	103,110	172,674
Germany	753	573
Poland	168,950	155,140
Property, plant and equipment, net	$274,039	$329,892

NOTE 6 - INVENTORIES

Inventory by major classification as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
Raw materials	$29,581	$34,339
Work in process	27,954	34,449
Finished goods	66,623	76,948
Inventories, net	$124,158	$145,736

Service wheel and supplies inventory are included in other noncurrent assets and were $4.6 million and $7.7 million at September 30, 2025 and December 31, 2024.

During the three and nine months ended September 30, 2025, the Company recognized a non-cash charge of $1.8 million and $13.9 million to write-down inventory to its net realizable value related to certain customers resourcing to other suppliers.

NOTE 7 – INTANGIBLE ASSETS

Amortization for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Amortization expense	$676	$4,943	$9,000	$14,669

Annual Anticipated Future Amortization	Amount
Three Remaining Months of 2025	$675
2026	2,711
2027	1,130
Total anticipated future amortization	$4,516

NOTE 8 – DEBT AND OTHER FINANCING ARRANGEMENTS

A summary of the Company’s long-term obligations as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025			December 31, 2024
	Principal	Carrying Value	Effective Interest Rate	Principal	Carrying Value	Effective Interest Rate
Senior Secured Credit Facilities:
Revolving Credit Facility	$42,473	$42,473	12.7%	$—	$—	—
Term Loan Facility (1)	543,113	517,251	11.6%	518,700	488,298	11.1%
Delayed Draw Term Loan Facility (2)	75,600	71,235	12.6%	—	—	—
Other debt:
Finance leases	995	995	8.2%	1,090	1,090	5.6%
		631,954			489,388
Less: Current portion of long-term debt		(631,430)			(7,939)
Long-term debt		$524			$481,449
(1)
The Term Loan Facility includes paid-in-kind interest of $27.9 million as of September 30, 2025.
(2)
The Delayed Draw Term Loan Facility principal includes an upfront one-time 3.0% fee that was paid-in-kind as of September 30, 2025. Additionally, a 5.0% exit fee is included in the principal amount, which becomes payable on the maturity date.

Debt maturities as of September 30, 2025, which are due in the next five years are as follows:

Debt Maturities	Amount
Three remaining months of 2025	$661,657
2026	205
2027	307
2028	12
Total debt liabilities	$662,181

The weighted average interest rate on outstanding short-term borrowings as of September 30, 2025 was 12.3%.

Exchange Agreement

On December 8, 2025, the Company entered into that certain Exchange and Contribution Agreement (the “Exchange Agreement”), by and among the Company, each of its subsidiaries, certain lenders (the “Pre-Exchange Term Lenders”) party to the Revolving Credit Agreement (as in effect prior to the effectiveness of the Third Revolving Credit Facility Amendment (as defined below), the “Pre-Exchange Term Loan Agreement”) , SUP Parent Holdings, LLC (“Parent”) and Oaktree Fund Administration, LLC, as administrative agent. Pursuant to the Exchange Agreement, immediately following the consummation of the Merger, each Pre-Exchange Term Lender (a) exchanged with the Company all of its rights, title, and interest in, to, and under its Exchanged Term Loan Claims and Bridge Loan Claims (each as defined in the Exchange Agreement) in return for a certain portion of the aggregate principal amount of Take Back Term Loans (as defined in the Exchange Agreement) and (b) contributed to Parent all of its rights, title, and interest in, to and under its Contributed Existing Term Loan Claims (as defined in the Exchange Agreement) in exchange for a certain number of units representing limited liability company interests in Parent, if any. Upon the consummation of the foregoing, (i) all Exchanged Term Loan Claims, Bridge Loan Claims, and Contributed Existing Term Loan Claims were deemed satisfied, discharged, terminated, and extinguished in full and (ii) all commitments, if any, under the Pre-Exchange Term Loan Agreement were terminated.

Senior Secured Credit Facilities

Revolving Credit Facility

The Company is a party to a Credit Agreement, dated as of December 15, 2022 (as amended, amended and restated, restated, supplemented or modified from time to time, the “Revolving Credit Agreement”), pursuant to which the lenders thereto have provided a $60.0 million revolving credit facility (“the Revolving Credit Facility”). The Revolving Credit Facility will mature on December 15, 2027.

Simultaneously with the execution of the Term Loan Second Amendment (as defined below), the Company, the other borrowers party thereto, JPMorgan Chase Bank, N.A., in its capacity as administrative agent and collateral agent, and the lenders and issuing banks party thereto, entered into a Second Amendment (the “Second Revolving Credit Facility Amendment”) to the Revolving Credit Agreement, pursuant to which, among other things, the lenders party thereto agreed to (i) a limited waiver of the financial covenants under the Revolving Credit Facility for the test period ending on June 30, 2025, (ii) the Company’s unwinding of its hedging arrangements and the retention by the Company of the proceeds thereof and (iii) the incurrence of the Delayed Draw Term Loan Facility.

On December 8, 2025, the Company entered into a Third Amendment (the “Third Revolving Credit Facility Amendment”) to the Revolving Credit Agreement, by and among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto (the “Revolving Lenders”), and JPMorgan Chase Bank, N.A., as administrative and collateral agent, which amends the Revolving Credit Agreement. Pursuant to the Third Revolving Credit Facility Amendment, among other things, (i) the Revolving Lenders agreed to waive certain defaults and events of default outstanding under the Revolving Credit Agreement (as in effect prior to the effectiveness of the Third Revolving Credit Facility Amendment) and compliance with the financial covenants under the Revolving Credit Agreement through (and including) June 30, 2026 and (ii) the maturity of the Revolving Credit Facility was amended to June 30, 2026.

Term Loan Facility

The Company is also party to an Amended and Restated Credit Agreement, dated as of August 14, 2024 (as amended, amended and restated, restated, supplemented or modified from time to time, the “Term Loan Agreement” and, together with the Revolving Credit Agreement, the “Credit Agreements”), pursuant to which the lenders thereto have provided (i) a $520 million term loan facility (the “Pre-Recapitalization Term Loan Facility”) and (ii) the Delayed Draw Term Loan Facility (as defined below). The Term Loan Facility matures on December 15, 2028 and the Delayed Draw Term Loan Facility matures on June 4, 2026.

On March 31, 2025, the Company entered into an amendment (the “Term Loan First Amendment”) to its Term Loan Agreement which, among other things, (i) increased the liquidity threshold which would trigger a mandatory prepayment of the Pre-Recapitalization Term Loan Facility, from $80.0 million to $115.0 million and (ii) included the Company’s and its subsidiaries’ ability to factor assets under certain securitization agreements in the calculation of liquidity for the purposes of determining whether a mandatory prepayment is required.

On June 4, 2025, the Company entered into an amendment (the “Term Loan Second Amendment”) to its Term Loan Agreement to, among other things, provide an incremental $70.0 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility” ).

The Pre-Recapitalization Term Loan Facility contains a mandatory prepayment provision upon the event of default, which the Company has accounted for separately as a derivative liability. As of September 30, 2025, the Company has recorded a derivative liability of $0.6 million in the condensed consolidated balance sheet.

During the nine months ended September 30, 2025, the Company prepaid $2.2 million in principal of the Term Loan Facility under one of the mandatory prepayment provisions applicable thereto.

As of September 30, 2025, the interest rate in effect on borrowings under the Pre-Recapitalization Term Loan Facility and the Delayed Draw Term Loan Facility were 11.7% and 12.3%. As of September 30, 2025, the interest rate in effect on borrowings under the Revolving Credit Facility was 10.8%.

Upon the consummation of the transactions contemplated in the Exchange Agreement, no obligations under the Pre-Recapitalization Term Loan Facility or the Delayed Draw Term Loan Facility remain.

On December 8, 2025, the Company also entered into an amendment (the “Term Loan Third Amendment”) to its Term Loan Agreement pursuant to which, among other things, (i) an additional $27.5 million of aggregate principal amount of term loans were made to the Company, (ii) $172.5 million of aggregate principal amount of term loans (which amount was increased from the amount provided in the Recapitalization Support Agreement, dated as of July 8, 2025, by mutual agreement of the Company, the lenders party thereto, and TPG Growth III Sidewall, L.P. (“TPG”)) were deemed made to the Company by (a) the Pre-Exchange Term Lenders in exchange for an equivalent amount of obligations owed to them under the Term Loan Agreement (as in effect prior to the Term Loan Third Amendment) and (b) TPG in consideration for its agreement with respect to the increased aggregate principal amount of term loan and (iii) the lenders party thereto agreed to waive defaults and events of default outstanding under the Term Loan Agreement (as in effect prior to the Term Loan Third Amendment).

Further information on prepayments, interest rates, guarantees and collateral security, covenants, and other terms and conditions of the Senior Secured Credit Facilities is included in the Company’s 2024 Form 10-K and the Company’s Forms 8-K filed on April 2, 2025 and June 6, 2025.

As of September 30, 2025, the Company was in violation of its financial covenants under the Senior Secured Credit Facilities. The Third Amendment to the Company’s Senior Secured Credit Facilities entered into on December 8, 2025 removed certain financial covenants under the Term Loan Facility and waived the financial covenants under the Revolving Credit Facility through June 30, 2026. The Senior Secured Credit Facilities also contain a monthly minimum liquidity threshold of not less than $10.0 million as of the last business day of each month.

Available Unused Commitments under the Revolving Credit Facility

As of September 30, 2025, the Company had $42.5 million in outstanding borrowings under the Revolving Credit Facility and unused commitments of $0.1 million, which has been reduced for outstanding letters of credit of $17.4 million.

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

During the three months ended September 30, 2025 and 2024, the Company sold trade receivables totaling $59.0 million and $222.6 million and incurred factoring fees of $0.8 million and $1.9 million. During the nine months ended September 30, 2025 and 2024, the Company sold trade receivables totaling $358.4 million and $520.2 million and incurred factoring fees of $3.5 million and $4.2 million.

As of September 30, 2025 and December 31, 2024, receivables of $23.7 million and $70.9 million had been factored and had not yet been paid by customers to the respective financial institutions.

NOTE 9 - SUPPLIER FINANCE PROGRAM

The Company receives extended payment terms for a portion of its purchases (90 days rather than 60 days) with one of its principal aluminum suppliers in exchange for a nominal adjustment to the product pricing. The supplier factors receivables due from the Company with a financial institution. During the second quarter of 2025, the financial institution that is the party to this supply chain finance arrangement suspended the Company’s use of the program. Obligations due to the financial institution under this program as of September 30, 2025 and December 31, 2024 were $13.7 million and $26.0 million.

NOTE 10 - REDEEMABLE SHARES

Preferred Stock

During the three and nine months ended September 30, 2025, preferred stock dividends of $0.3 million and $7.8 million were paid-in-kind, which increased the stated value of the preferred stock. As of September 30, 2025 and December 31, 2024, the stated values of the preferred stock were $167.9 million and $160.1 million, and the corresponding carrying values were $335.8 million and $288.5 million.

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

In the event the redeemable preferred stock is redeemed, the redemption value will be the greater of (i) two times the then-current Stated Value (defined in the Certificate of Designations as $1,000 per share, plus any accumulated and unpaid dividends or dividends paid-in-kind), which as of September 30, 2025 would be equivalent to a $335.8 million redemption value, and (ii) the product of the number of shares of common stock into which the redeemable preferred stock could be converted at the time of such redemption (approximately 6.0 million shares as of September 30, 2025) and the then-Current Market Price (defined in the Certificate of Designations as the arithmetic average of the volume-weighted average price (VWAP) per share of common stock for each of the thirty (30) consecutive full trading days ending on the trading day before the record date with respect to such action) of our common stock.

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

As of September 30, 2025, other than as described above, there have been no changes in the preferred shareholder rights, including conversion and redemption rights from those described in the Company’s 2024 Form 10-K.

On December 8, 2025, in accordance with the terms and conditions set forth in the Merger Agreement, each share of preferred stock, par value $0.01 per share designated as Series A Preferred Shares (the “Series A Preferred Shares” and, together with the Common Shares, the “Shares”), in each case, issued and outstanding immediately prior to the Effective Time was converted into the right to receive (a) $39.49 per Series A Preferred Share in cash and (b) 0.23 units of limited liability company interests of Parent per Series A Preferred Share.

Additional information about the Preferred VSA and the Merger is set forth in our Current Report on Form 8-K/A filed with the SEC on July 9, 2025, our definitive proxy statement filed with the SEC on August 15, 2025, and our Current Report on Form 8-K filed with the SEC on December 8, 2025.

Noncontrolling Redeemable Equity

The Company has a noncontrolling interest that is currently redeemable. It is presented in the temporary equity section of the condensed consolidated balance sheets and is adjusted to its redemption value at the end of each reporting period.

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss), after deducting preferred dividends and accretion, and European noncontrolling redeemable equity dividends, by the weighted average number of common shares outstanding. In calculating diluted earnings per share, the weighted average shares outstanding considers the dilutive effect of outstanding stock options, and time and performance based restricted stock units under the treasury stock method. Approximately 793.0 thousand stock-based compensation shares discussed in Note 14, “Stock-Based Compensation” have not been included in the diluted earnings per share because they would be anti-dilutive for the three months ended September 30, 2024. Approximately 64.7 thousand and 677.0 thousand stock-based compensation shares discussed in Note 14, “Stock-Based Compensation” have not been included in the diluted earnings per share because they would be anti-dilutive for the nine months ended September 30, 2025 and 2024.

In calculating basic and diluted earnings per share, a company with participating securities must allocate earnings to the participating securities with a corresponding reduction in the earnings attributable to common shares under the two-class method. Losses are only allocated to participating securities when the security holders have a contractual obligation to share in the losses of the Company with common stockholders. Because the redeemable preferred shareholders do not have a contractual obligation to share in the Company’s losses with common stockholders, the full amount of the Company’s losses for the three and nine months ended September 30, 2025 and 2024 were attributed to the common shares. Thus, the redeemable preferred shares discussed in Note 10, “Redeemable Shares” (convertible into 5,962 thousand shares) have not been included in the diluted earnings per share for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
(Dollars in thousands, except per share amounts)
Net income (loss) attributable to common shareholders	$(84,989)	$(24,753)	$(278,971)	$(68,626)
Redeemable preferred stock dividends and accretion	(17,025)	(11,081)	(46,722)	(31,601)
Noncontrolling redeemable equity dividend	(6)	(5)	(17)	(11)
Basic numerator	$(102,020)	$(35,839)	$(325,710)	$(100,238)

Weighted average shares outstanding – Basic	33,664	28,886	30,782	28,625
Dilutive effect of common share equivalents	—	—	—	—
Weighted average shares outstanding – Diluted	33,664	28,886	30,782	28,625

Basic earnings (loss) per share	$(3.03)	$(1.24)	$(10.58)	$(3.50)
Diluted earnings (loss) per share	$(3.03)	$(1.24)	$(10.58)	$(3.50)

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

Income taxes for the three and nine months ended September 30, 2025 were a $4.9 million and $44.9 million tax provision on pre-tax losses of $80.1 million and $234.1 million, resulting in an effective income tax rate of (6.1) percent and (19.2) percent. The effective income tax rate for the three months ended September 30, 2025 differs from the statutory rate primarily due to valuation allowances, the effect of Pillar Two, and the mix of earnings among tax jurisdictions. The effective income tax rate for the nine months ended September 30, 2025 differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position, the effect of Pillar Two, and the mix of earnings among tax jurisdictions.

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

The Company continuously evaluates the realizability of its net deferred tax assets. As of September 30, 2025, substantially all U.S., Mexico, Poland, and its German deferred tax assets, net of deferred tax liabilities, were subject to valuation allowances.

The Organization for Economic Co-operation and Development issued Pillar Two model rules introducing a new global minimum tax of 15.0% effective January 1, 2024. While the United States has not yet adopted the Pillar Two rules, various other governments around the world have enacted part of the legislation. As currently designed, Pillar Two ultimately applies to the Company’s worldwide operations. The Company has included the effect of Pillar Two in the condensed consolidated financial statements and continues to assess U.S. and global legislative action related to Pillar Two for potential effect changes of the current assessment. On July 4, 2025, Public Law 119-21, the “Act” (otherwise known as the “One Big Beautiful Bill Act”) was signed into law. The Act includes the extension and modification of certain key provisions of the U.S. Tax Cuts and Jobs Act of 2017 (TCJA) and other provisions. The Company is analyzing the provisions within the Act. However, it does not expect a material effect on our consolidated financial statements.

NOTE 13 - LEASES

The Company has operating and finance leases for office facilities, a data center, vehicles, and certain equipment.

Lease expense and cash flow for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Lease Expense
Finance lease expense:
Amortization of right-of-use assets	$199	$141	$624	$404
Interest on lease liabilities	22	8	70	19
Operating lease expense	796	809	2,379	2,443
Total lease expense	$1,017	$958	$3,073	$2,866

Cash Flow Components
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$22	$8	$70	$19
Operating cash outflows from operating leases	817	833	2,449	2,518
Financing cash outflows from finance leases	208	159	664	452
Right-of-use assets obtained in exchange for finance lease liabilities, net of terminations and disposals	—	340	412	354
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations and disposals	748	28	860	68

Operating and finance lease assets and liabilities, average lease term, and average discount rate as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
Balance Sheet Information
Operating leases:
Other noncurrent assets	$6,205	$7,057
Accrued liabilities	$3,188	$2,870
Other noncurrent liabilities	2,808	4,082
Total operating lease liabilities	$5,996	$6,952

Finance leases:
Property, plant and equipment gross	$3,462	$3,000
Accumulated depreciation	(2,066)	(1,441)
Property, plant and equipment, net	$1,396	$1,559
Current portion of long-term debt	$471	$564
Long-term debt (less current portion)	524	526
Total finance lease liabilities	$995	$1,090

Lease Term and Discount Rates
Weighted-average remaining lease term - finance leases (years)	1.9	2.0
Weighted-average remaining lease term - operating leases (years)	2.2	3.3
Weighted-average discount rate - finance leases	8.2%	5.6%
Weighted-average discount rate - operating leases	5.0%	5.0%

Future minimum payments under our leases as of September 30, 2025 are as follows:

	Amount
Lease Maturities	Finance Leases	Operating Leases
2025	$471	$911
2026	204	3,226
2027	393	1,617
2028	13	180
2029	-	163
Thereafter	-	219
Total	1,081	6,316
Less: Imputed interest	(86)	(320)
Total lease liabilities, net of interest	$995	$5,996

NOTE 14 - STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company’s 2018 Equity Incentive Plan (the “Plan”), as amended, authorizes it to issue up to 11.45 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock units and performance restricted stock units to officers, key employees, non-employee directors and consultants. At September 30, 2025, there were 3.3 million shares available for future grants under this Plan. It is the Company’s policy to issue shares from authorized but not issued shares upon the exercise of stock options.

Under the terms of the Plan, each year eligible participants are granted time value restricted stock units (“RSUs”), vesting ratably over a three-year period, and performance restricted stock units (“PSUs”) with three-year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the Company’s common stock, with accrued dividends. Unrecognized stock-based compensation expense related to nonvested awards of $2.1 million is expected to be recognized over a weighted average period of approximately 1.1 years as of September 30, 2025.

RSU and PSU activity for the nine months ended September 30, 2025 is summarized in the following table:

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2025	1,048,973	$3.66	1,476,920	$4.22
Granted	—	—	19,009	4.29
Settled	(609,850)	3.77	(644,823)	4.28
Forfeited or expired	(62,291)	4.30	(97,440)	4.56
Balance at September 30, 2025	376,832	$3.38	753,666	$4.13

Awards estimated to vest in the future	376,832	$3.38	753,666	$4.13

Long Term Cash Incentive Plan

In 2025, the Company amended its Long Term Cash Incentive Plan (“Cash Plan”) to allow it to grant RSUs and PSUs to certain key employees that are payable in cash. These awards are classified as liabilities, which will increase as the Company’s stock price increases and decrease as its stock price decreases. Under the terms of the Cash Plan, the RSUs vest ratably over a three-year period and are valued based on the fair value of the award at the grant date, then re-measured at each reporting date until settlement with compensation expense being recognized in proportion to the completed requisite period up until the date of settlement. The PSUs have a three-year cliff vesting period and compensation expense is recognized ratably over the requisite service period if it is probable the performance target related to the PSUs will be achieved, then subsequently adjusted if this probability assessment changes in future reporting periods. As of September 30, 2025, the cash-settled share-based liability for these RSUs and PSUs was $0.1 million.

Stock-based Compensation Expense

Stock-based compensation expense is recognized in selling, general and administrative expenses in the condensed consolidated statement of income (loss). Total compensation expense for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cash-settled share-based compensation expense (benefit)	$(131)	$—	$132	$—
Share-settled share-based compensation expense (benefit)	634	2,011	2,289	6,098
	$503	$2,011	$2,421	$6,098

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

In June 2025, the Office of the United States Trade Representative invoked the Rapid Response Labor Mechanism (RRLM) under the United States-Mexico-Canada Agreement (USMCA) to review whether the Company’s employees at Superior Industries de Mexico, S. de R.L. de C.V. had been denied the right to freedom of association and collective bargaining. In August 2025, the investigation was completed, and the Company has no further actions or obligations related to this matter.

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

The changes in the restructuring reserve balance for the three and nine months ended September 30, 2025 and 2024 were as follows:

	2025	2024
Balance at beginning of period	$5,152	$3,386
Provision (1)	4,399	(933)
Cash payment	(6,735)	(907)
Foreign exchange	140	(77)
Balance at March 31	2,956	1,469
Provision (1)	1,329	1,014
Cash payment	(2,379)	(45)
Foreign exchange	159	(11)
Balance at June 30	2,065	2,427
Provision (1)	17,008	2,535
Cash payment	(18,006)	(1,681)
Foreign exchange	—	102
Balance at September 30	$1,067	$3,383

(1) Provision is net of revisions to previous estimates.

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

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, which could cause actual results to differ materially from such statements and from the Company’s historical results and experience. These risks, uncertainties and other factors include, but are not limited to, those described in Part I, Item 1A, “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (the “Q2 10-Q”) and elsewhere in this Quarterly Report and those described from time to time in our other reports filed with the Securities and Exchange Commission.

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

The related percentages of total sales for the following customers each accounted for 10% or more of the Company’s total sales for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
Percent of Sales	2025	2024	2025	2024
GM	0%	26%	10%	25%
Ford	0%	17%	10%	16%
VW Group	26%	12%	21%	11%
Toyota	27%	12%	20%	12%
BMW	13%	6%	9%	7%

Merger

On December 8, 2025 (the “Closing Date”), the Company, SUP Parent Holdings, LLC, a Delaware limited liability company (“Parent”), and SUP Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”) completed the previously announced Merger, contemplated by that certain Agreement and Plan of Merger, dated as of July 8, 2025 (the “Merger Agreement”). At the effective time of the Merger on the Closing Date (the “Effective Time”), in accordance with the Merger Agreement, Merger Sub merged with and into the Company (the “Merger”), with the Company surviving the Merger as a direct wholly owned subsidiary of Parent. Immediately prior to the Effective Time, Parent held Common Shares that represented approximately 17.6% of the total voting power of the Company.

At the Effective Time, in accordance with the terms and conditions set forth in the Merger Agreement, each Common Share and each share of preferred stock, par value $0.01 per share designated as Series A Preferred Shares (the “Series A Preferred Shares” and, together with the Common Shares, the “Shares”), in each case, issued and outstanding immediately prior to the Effective Time (other than Shares owned by (i) Parent or Merger Sub or any of their respective Subsidiaries, (ii) the Company as treasury stock and (iii) holders of Common Shares who have not voted in favor of the Merger or consented thereto and have properly exercised and perfected and not withdrawn, waived or lost a demand for appraisal rights pursuant to Section 262 of the Delaware General Corporation Law) was converted into the right to receive:

•
with respect to each Common Share, $0.09 per Common Share in cash, without interest thereon; and
•
with respect to each Series A Preferred Share, (1) $39.49 per Series A Preferred Share in cash and (2) 0.23 units of limited liability company interests of Parent per Series A Preferred Share.

At the Effective Time, in accordance with the Merger Agreement:

•
each outstanding time-based restricted stock unit (a “Company Restricted Stock Unit”) that was granted under the Company’s 2018 Equity Incentive Plan (the “Company Stock Plan”) that was outstanding as of immediately prior to the Effective Time, whether vested or unvested, became fully vested and terminated and automatically cancelled as of immediately prior to the Effective Time in exchange for the right to receive a lump sum cash payment of an amount equal to $0.09 per Company Restricted Stock Unit; and
•
each outstanding performance-based restricted stock unit (a “Company Performance Stock Unit”) that was granted under the Company Stock Plan that was outstanding as of immediately prior to the Effective Time, whether vested or unvested, became fully vested as if the applicable level of performance was achieved at target and terminated and automatically cancelled as of immediately prior to the Effective Time in exchange for the right to receive a lump sum cash payment of an amount equal to $0.09 per Company Performance Stock Unit.

The Company used the proceeds of borrowings under the Third Amendment (as defined in Note 8 “Debt and Other Financing Arrangements”) to pay the cash consideration in the Merger.

Additional information about the Merger is set forth in our Current Report on Form 8-K filed with the SEC on December 8, 2025.

Recent Customer Resourcing Actions

During the second quarter of 2025, certain of the Company's customers in North America began to resource to other suppliers substantially all outstanding purchase orders and not issue any additional purchase orders to the Company thereafter. Prior to these resourcing actions, the Company estimated these customers to represent approximately 33% of its projected consolidated net sales for the 2025 fiscal year. These customers represented approximately 40% of the Company’s consolidated net sales for the year ended December 31, 2024, and approximately 36% of the Company’s consolidated net sales for the year ended December 31, 2023. During the nine months ended September 30, 2025, the Company borrowed $42.5 million on its revolving credit facility, as the actions described above significantly affected the Company’s ability to generate cash from operating activities or from the sale of trade receivables. In addition, as of September 30, 2025, the Company was in violation of its financial covenants under the Senior Secured Credit Facilities. Refer to Note 2 “Basis of Presentation” for additional information.

On December 8, 2025 the Company completed the previously announced Merger with Parent, and Merger Sub pursuant to the Merger Agreement, and entered into amendments to its Senior Secured Credit Facilities. The Third Amendment to the Company’s Senior Secured Credit Facilities entered into on December 8, 2025, removed certain financial covenants under the Term Loan Facility and waived the financial covenants under the Revolving Credit Facility through June 30, 2026. In addition, the Revolving Credit Facility was amended to mature on June 30, 2026. The Senior Secured Credit Facilities now also contain a monthly minimum liquidity threshold of not less than $10.0 million as of the last business day of each month. Refer to Note 1 “Description of the Business” and Note 8 “Debt and Other Financing Arrangements” for a full description of the transactions.

While the Company has completed the previously announced Merger, it does not expect that it will have the cash and cash equivalents or sufficient liquidity to meet its financial obligations and comply with its minimum liquidity covenant over the next twelve months from the issuance date of these unaudited condensed consolidated financial statements. To address these conditions, management plans to obtain additional sources of funding or amend the applicable provisions in its credit agreements. However, such plans are not solely in the Company’s control and therefore cannot be considered probable of occurring. Therefore, these adverse conditions and events described above raise substantial doubt about the Company’s ability to continue as a going concern as of the issuance date. Refer to “Financial Condition, Liquidity and Capital Resources” for additional information, as well as Note 2 “Basis of Presentation” to the unaudited condensed consolidated financial statements.

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

Light Vehicle Production Levels

Automotive industry production volumes in the North American and Western and Central European regions in the three and nine months ended September 30, 2025 (as published in October 2025 by IHS for Light Vehicles, an automotive industry analyst), as compared to the corresponding period of 2024, are shown below:

Three Months Ended	September 30,		2025 vs 2024
(Units in thousands)	2025	2024	% Change
North America	3,948	3,769	4.7%
Western and Central Europe	3,097	3,099	(0.1%)
Total	7,045	6,868	2.6%
Nine Months Ended
(Units in thousands)
North America	11,672	11,834	(1.4%)
Western and Central Europe	10,560	10,831	(2.5%)
Total	22,232	22,665	(1.9%)

Automotive industry production volumes in our primary markets increased 2.6% during the three months ended September 30, 2025 (an increase of 4.7% in North America, which was partially offset by a decline of 0.1% in Western and Central Europe). Production volumes of our key customers increased 0.3% (an increase of 4.4% in North America, which was offset by a decrease of 7.1% in Western and Central Europe).

Automotive industry production volumes in our primary markets declined 1.9% during the nine months ended September 30, 2025 (a decline of 2.5% in Western and Central Europe and a decline of 1.4% in North America). Production volumes of our key customers decreased 0.8% (a decline of 3.2% in Western and Central Europe, which was partially offset by an increase of 0.7% in North America).

The IHS October 2025 forecast projects that production volumes in our primary markets are expected to decline 2.2% in 2025 (a decline of 2.5% in Western and Central Europe and a decline of 2.0% in North America). IHS forecasts production volumes of our key customers to decrease 2.5% (a decline of 4.2% in Western and Central Europe and a decline of 1.4% in North America). Due to the customer resourcing actions described above, we expect our North America volumes to decline more than the current IHS projections for the remainder of fiscal year 2025.

Overview of the Third Quarter of 2025

The following charts show the operational performance in the quarter ended September 30, 2025 in comparison to the quarter ended September 30, 2024 (dollars in millions):

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

Results of Operations

	Three Months Ended
	September 30, 2025	September 30, 2024	Net Change
(Dollars in thousands, except per share data)
Net sales	$178,200	$321,757	(143,557)
Cost of sales	207,381	293,123	85,742
Gross profit (loss)	(29,181)	28,634	(57,815)
Gross profit percentage	(16.4)%	8.9%	(25.3)%
Selling, general and administrative expenses	26,360	23,900	(2,460)
Income (loss) from operations	(55,541)	4,734	(60,275)
Interest expense, net	(21,445)	(17,857)	(3,588)
Loss on extinguishment of debt	—	(13,052)	13,052
Other income (expense), net	(3,147)	2,297	(5,444)
Income tax (provision) benefit	(4,856)	(875)	(3,981)
Net income (loss)	$(84,989)	$(24,753)	$(60,236)

Value added sales (1)	$95,042	$171,020	$(75,978)
Value added sales adjusted for foreign exchange (1)	$91,499	$171,020	$(79,521)
Adjusted EBITDA (2)	$(867)	$40,799	$(41,666)
Percentage of net sales	(0.5)%	12.7%	(13.2)%
Percentage of value added sales	(0.9)%	23.9%	(24.8)%

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

Net Sales

The following table lists the primary drivers behind the change in net sales (amounts in millions):

Three months ended September 30, 2024	$321.8
Volume	(70.4)
Aluminum and other pass through costs	(67.6)
Product mix and pricing	(9.4)
Foreign exchange	3.8
Three months ended September 30, 2025	$178.2

Value Added Sales Adjusted for Foreign Exchange

Value added sales adjusted for foreign exchange was $91.5 million for the third quarter of 2025 compared to value added sales of $171.0 million for the same period in 2024, a decrease of 46.5%.

Cost of Sales

The following table lists the primary drivers behind the change in cost of sales (amounts in millions):

Three months ended September 30, 2024	$293.1
Volume	(39.1)
Material and conversion costs	(45.8)
Mix	(5.4)
Foreign exchange	4.6
Three months ended September 30, 2025	$207.4

Material and conversion costs during the three months ended September 30, 2025 includes restructuring costs of $17.0 million and a non-cash charge of $3.9 million to write-down assets to their net realizable value related to certain customers resourcing to other suppliers.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses of $26.4 million for the third quarter of 2025 increased $2.5 million compared to the same period in 2024 primarily due to an increase in professional services fees related to strategic initiatives, which was partially offset by a decrease in wage and salaries expenses as a result of restructuring actions and a decrease in incentive compensation expense.

Interest Expense, Net

Net interest expense was $21.4 million for the third quarter of 2025 compared to net interest expense of $17.9 million for the same period in 2024, an increase of 20.1%. The increase in net interest expense was primarily due to the upsizing of the borrowings under the amended and restated term loan, a decrease in interest income, and an increase in interest expense on borrowings under the Revolving Credit Facility, which was partially offset by a decrease in interest related to the senior notes, which were redeemed during 2024.

Other Income (Expense), Net

Other expense was $3.1 million for the third quarter of 2025 compared to other income of $2.3 million for the same period in 2024. This increase in expense was primarily due to an increase of foreign exchange loss of $6.1 million during the third quarter of 2025.

Income Tax (Provision) Benefit

The income tax provision for the third quarter of 2025 was $4.9 million on a pre-tax loss of $80.1 million, representing an effective income tax rate of (6.1) percent. This differs from the statutory rate primarily due to valuation allowances, the effect of Pillar Two, and the mix of earnings among tax jurisdictions. The income tax provision for the third quarter of 2024 was $0.9 million on a pre-tax loss of $23.9 million, representing an effective income tax rate of (3.7) percent. This differs from the statutory rate primarily due to valuation allowances and the mix of earnings among tax jurisdictions.

Net Income (Loss)

Net loss for the third quarter of 2025 was $85.0 million compared to a net loss of $24.8 million for the same period in 2024. The increase in the net loss is attributable to the aforementioned items above.

Segment Sales and Income from Operations

	Three Months Ended
	September 30, 2025	September 30, 2024	Net Change
(Dollars in thousands)
Selected data
Net sales
North America	$73,538	$206,233	$(132,695)
Europe	104,662	115,524	(10,862)
Total net sales	$178,200	$321,757	$(143,557)
Income (loss) from operations
North America	$(49,038)	$13,893	$(62,931)
Europe	(6,503)	(9,159)	2,656
Total income (loss) from operations	$(55,541)	$4,734	$(60,275)

North America

Net sales for our North America segment for the third quarter of 2025 decreased 64.3% compared to the same period in 2024. The $132.7 million decrease in net sales was primarily due to lower aluminum and other pass through costs to our OEM customers of $63.2 million, lower volumes of $62.5 million, and lower product mix and pricing of $7.0 million. The decline in volume was primarily attributable to certain customers resourcing to other suppliers.

North America segment income from operations for the third quarter of 2025 decreased by $62.9 million, as compared to the same period in 2024, primarily due to higher material and conversion costs of $26.3 million, lower volumes of $25.1 million, higher SG&A expenses of $8.4 million primarily related to professional service fees associated with strategic initiatives, and lower product mix and pricing of $3.1 million. Material and conversion costs mentioned above includes restructuring costs of $16.8 million and a non-cash charge of $3.9 million to write-down assets to their net realizable value related to certain customers resourcing to other suppliers.

Europe

Net sales for our European segment for the third quarter of 2025 decreased 9.4% compared to the same period in 2024. The $10.9 million decrease in net sales was primarily due to lower volumes of $8.0 million, lower aluminum and other pass through costs to our OEM customers of $4.4 million, and lower product mix and pricing of $2.4 million, which was partially offset by favorable foreign exchange of $3.9 million.

The European segment loss from operations for the third quarter of 2025 was $6.5 million as compared to the loss from operations of $9.2 million in the same period in 2024. This decrease in loss was primarily due to lower SG&A expenses of $5.9 million associated with the European Transformation and lower material and conversion costs of $3.8 million, which was partially offset by lower volumes of $6.2 million and lower product mix and pricing of $0.8 million.

Overview of the First Nine Months of 2025

The following chart shows the operational performance in the nine months ended September 30, 2025 in comparison to the nine months ended September 30, 2024 ($ in millions):

Results of Operations

	Nine Months Ended
	September 30, 2025	September 30, 2024	Net Change
(Dollars in thousands, except per share data)
Net sales	$707,699	$957,000	(249,301)
Cost of sales	742,228	875,600	133,372
Gross profit (loss)	(34,529)	81,400	(115,929)
Gross profit percentage	(4.9)%	8.5%	(13.4)%
Selling, general and administrative expenses	66,699	66,108	(591)
Impairment of long-lived assets	66,906	—	(66,906)
Income (loss) from operations	(168,134)	15,292	(183,426)
Interest expense, net	(56,610)	(49,558)	(7,052)
Loss on extinguishment of debt	—	(13,052)	13,052
Other income (expense), net	(9,342)	2,635	(11,977)
Income tax (provision) benefit	(44,885)	(23,943)	(20,942)
Net income (loss)	$(278,971)	$(68,626)	$(210,345)

Value added sales (1)	$375,894	$523,518	$(147,624)
Value added sales adjusted for foreign exchange (1)	$371,248	$523,518	$(152,270)
Adjusted EBITDA (2)	$28,741	$111,626	$(82,884)
Percentage of net sales	4.1%	11.7%	(7.6)%
Percentage of value added sales	7.6%	21.3%	(13.7)%

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

Net Sales

The following table lists the primary drivers behind the change in net sales (amounts in millions):

Nine months ended September 30, 2024	$957.0
Volume	(130.0)
Aluminum and other pass through costs	(101.7)
Product mix and pricing	(22.6)
Foreign exchange	5.0
Nine months ended September 30, 2025	$707.7

Value Added Sales Adjusted for Foreign Exchange

Value added sales adjusted for foreign exchange was $371.2 million for the first nine months of 2025 compared to value added sales adjusted for foreign exchange of $523.5 million for the same period in 2024, a decrease of 29.1%.

Cost of Sales

The following table lists the primary drivers behind the change in cost of sales (amounts in millions):

Nine months ended September 30, 2024	$875.6
Volume	(76.8)
Material and conversion costs	(47.7)
Mix	(10.2)
Foreign exchange	1.3
Nine months ended September 30, 2025	$742.2

Material and conversion costs during the nine months ended September 30, 2025 includes restructuring costs of $21.7 million and a non-cash charge of $15.9 million to write-down assets to their net realizable value related to certain customers resourcing to other suppliers.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $66.7 million for the first nine months of 2025 as compared to $66.1 million for the same period in 2024, an increase of $0.6 million. This increase was primarily due to an increase in professional services fees related to strategic initiatives, which was partially offset by a decrease in incentive compensation expense and a decrease in wage and salaries expenses as a result of restructuring actions.

Impairment of Long-Lived Assets

During the first nine months of 2025, we recognized an impairment of long-lived assets charge of $66.9 million relating to our North America long-lived asset group.

Interest Expense, Net

Net interest expense was $56.6 million for the first nine months of 2025 compared to net interest expense of $49.6 million for the same period in 2024, an increase of 14.2%. The increase in net interest expense was primarily due to the upsizing of the borrowings under the amended and restated term loan, a decrease in interest income, and an increase in interest expense on borrowings under the Revolving Credit Facility, which was partially offset by a decrease in interest related to the senior notes, which were redeemed during 2024.

Other Income (Expense), Net

Other expense was $9.3 million in the first nine months of 2025 compared to other income of $2.6 million for the same period in 2024. This increase in expense was primarily due to an increase of foreign exchange loss of $12.4 million during the first nine months of 2025.

Income Tax (Provision) Benefit

The income tax provision for the first nine months of 2025 was $44.9 million on a pre-tax loss of $234.1 million, representing an effective income tax rate of (19.2) percent. The effective income tax rate for the first nine months of 2025 differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position, the effect of Pillar Two, and the mix of earnings among tax jurisdictions. The income tax provision for the first nine months of 2024 was $23.9 million on a pre-tax loss of $44.7 million, representing an effective income tax rate of (53.6) percent. The effective income tax rate for the first nine months of 2024 differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position, the mix of earnings among tax jurisdictions, and a tax charge affecting deferred tax assets related to tax restructuring of $17.8 million.

Net Income (Loss)

Net loss for the nine months of 2025 was $279.0 million compared to a net loss of $68.6 million for the same period in 2024. The increase in net loss was attributable to the aforementioned items above.

Segment Sales and Income from Operations

	Nine Months Ended
	September 30, 2025	September 30, 2024	Net Change
(Dollars in thousands)
Selected data
Net sales
North America	$371,050	$602,944	$(231,894)
Europe	336,649	354,056	(17,407)
Total net sales	$707,699	$957,000	$(249,301)
Income (loss) from operations
North America	$(151,507)	$35,170	$(186,677)
Europe	(16,627)	(19,878)	3,251
Total income (loss) from operations	$(168,134)	$15,292	$(183,426)

North America

Net sales for our North American segment for the first nine months of 2025 decreased 38.5% compared to the same period in 2024. The $231.9 million decrease in net sales was primarily due to lower volumes of $113.7 million, lower aluminum cost pass throughs to our OEM customers of $104.3 million, and lower product mix and pricing of $13.6 million. The decline in volume was primarily attributable to certain customers resourcing to other suppliers.

North American segment income from operations for the first nine months of 2025 decreased by $186.7 million, as compared to the same period in 2024, primarily due to a non-cash long-lived asset impairment charge of $66.9 million, higher material and conversion costs of $49.9 million, lower volumes of $46.1 million, higher SG&A expenses of $15.0 million primarily related to professional service fees associated with strategic initiatives, and a lower product mix and pricing of $8.8 million. Material and conversion costs mentioned above includes restructuring costs of $21.2 million and a non-cash charge of $15.9 million to write-down assets to their net realizable value related to certain customers resourcing to other suppliers.

Europe

Net sales for our European segment for the first nine months of 2025 decreased 4.9% compared to the same period in 2024. The $17.4 million decrease in net sales was due to lower volumes of $16.3 million and lower product mix and pricing of $9.0 million, which was partially offset by favorable foreign exchange of $5.2 million and higher aluminum cost pass throughs to our OEM customers of $2.6 million.

The European segment loss from operations for the first nine months of 2025 was $3.3 million lower than the same period in 2024. The decrease in the loss from operations was primarily due to lower SG&A expenses of $14.4 million associated with the European Transformation, which was partially offset by lower volumes of $7.2 million, lower product mix and pricing of $3.5 million, and higher material and conversion costs of $0.4 million.

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

The actions described under “Executive Overview - Recent Customer Resourcing Actions,” are expected to significantly affect our ability to generate cash from operating activities or from the sale of trade receivables in the near term. As a result, we have executed the following actions:

•
We borrowed $42.5 million on our revolving credit facility during the nine months ended September 30, 2025.
•
We engaged third party financial advisors to assist us in seeking opportunities to improve liquidity and operational performance, evaluate additional debt and/or equity financing opportunities, and seek other strategic transactions.
•
On June 4, 2025, we entered into an amendment to our Term Loan Agreement to, among other things, provide for an incremental $70.0 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility”); refer to Note 8 “Debt and Other Financing Arrangements” for additional details on these amendments. As of September 30, 2025, the Company drew down the full capacity of $70.0 million on the Delayed Draw Term Loan Facility.
•
The amendment to the Term Loan Agreement includes additional reporting covenants, including a requirement to deliver periodic 13-week cash flow reports, as well as a requirement to limit our disbursements to no greater than 110% of budgeted disbursements. Accordingly, we have been actively managing our working capital requirements under these new reporting covenants which have resulted in deferring payments to certain vendors and suppliers. At September 30, 2025, we had approximately $20.0 million of accounts payable past due, which includes a $13.7 million obligation under our supply chain financing program.

On December 8, 2025 the Company completed the previously announced Merger with Parent, and Merger Sub pursuant to the Merger Agreement, and entered into amendments to its Senior Secured Credit Facilities. The Third Amendment to the Company’s Senior Secured Credit Facilities entered into on December 8, 2025, removed certain financial covenants under the Term Loan Facility and waived the financial covenants under the Revolving Credit Facility through June 30, 2026. In addition, the Revolving Credit Facility was amended to mature on June 30, 2026. The Senior Secured Credit Facilities now also contain a monthly minimum liquidity threshold of not less than $10.0 million as of the last business day of each month. Refer to Note 1 “Description of the Business” and Note 8 “Debt and Other Financing Arrangements” for a full description of the transactions.

While the Company has completed the previously announced Merger, it does not expect that it will have the cash and cash equivalents or sufficient liquidity to meet its financial obligations and comply with its minimum liquidity covenant over the next twelve months from the issuance date of these unaudited condensed consolidated financial statements. To address these conditions, management plans to obtain additional sources of funding or amend the applicable provisions in its credit agreements. However, such plans are not solely in the Company’s control and therefore cannot be considered probable of occurring. Therefore, these adverse conditions and events described above raise substantial doubt about the Company’s ability to continue as a going concern as of the issuance date. Refer to Note 2 “Basis of Presentation” to the unaudited condensed consolidated financial statements and Item 1A, “Risk Factors” for additional information.

Capital expenditures relate to improving production quality and efficiency and extending the useful lives of our existing equipment, and expenditures for new product offerings, as well as expanded capacity for existing products. During 2025, we expect that capital expenditures will be approximately $25.0 million.

As of September 30, 2025 our primary sources of liquidity include the following (in millions):

Available Liquidity
Cash and cash equivalents (1)	$59.8
Unused commitments on the revolving credit facility (2)	0.1
Unfactored available trade receivables	8.7
Minimum contractual liquidity per the Credit Agreement	(37.5)
Total available liquidity	$31.1
(1)
Reduced by restricted cash at September 30, 2025 of $0.8M.
(2)
Reduced by outstanding letters of credit and borrowings at September 30, 2025 of $17.4 million and $42.5 million.

Exchange Agreement

On December 8, 2025, we entered into that certain Exchange and Contribution Agreement (the “Exchange Agreement”), by and among the Company, each of its subsidiaries, certain lenders (the “Pre-Exchange Term Lenders”) party to the Revolving Credit Agreement (as in effect prior to the effectiveness of the Third Revolving Credit Facility Amendment (as defined below), the “Pre-Exchange Term Loan Agreement”) SUP Parent Holdings, LLC (“Parent”) and Oaktree Fund Administration, LLC, as administrative agent. Pursuant to the Exchange Agreement, immediately following the consummation of the Merger, each Pre-Exchange Term Lender (a) exchanged with the Company all of its rights, title, and interest in, to, and under its Exchanged Term Loan Claims and Bridge Loan Claims (each as defined in the Exchange Agreement) in return for a certain portion of the aggregate principal amount of Take Back Term Loans (as defined in the Exchange Agreement) and (b) contributed to Parent all of its rights, title, and interest in, to and under its Contributed Existing Term Loan Claims (as defined in the Exchange Agreement) in exchange for a certain number of units representing limited liability company interests in Parent, if any. Upon the consummation of the foregoing, (i) all Exchanged Term Loan Claims, Bridge Loan Claims, and Contributed Existing Term Loan Claims were deemed satisfied, discharged, terminated, and extinguished in full and (ii) all commitments, if any, under the Pre-Exchange Term Loan Agreement were terminated.

Senior Secured Credit Facilities

A summary of our senior secured credit facilities at September 30, 2025 are as follows (amounts in thousands):

	September 30, 2025
	Principal	Carrying Value
Senior Secured Credit Facilities:
Revolving Credit Facility	$42,473	$42,473
Term Loan Facility	$543,113	$517,251
Delayed Draw Term Loan Facility (1)	$75,600	$71,235
(1)
Principal includes a 3.0% one-time fee, which was paid-in-kind as of September 30, 2025. Additionally, a 5.0% exit fee is included in the principal amount, which becomes payable on the maturity date.

Revolving Credit Facility

We are a party to a Credit Agreement, dated as of December 15, 2022 (as amended, amended and restated, restated, supplemented or modified from time to time, the “Revolving Credit Agreement”), pursuant to which the lenders thereto have provided a $60.0 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility will mature on December 15, 2027.

Simultaneously with the execution of the Term Loan Second Amendment, we, the other borrowers party thereto, JPMorgan Chase Bank, N.A., in its capacity as administrative agent and collateral agent, and the lenders and issuing banks party thereto, entered into a Second Amendment (the “Second Revolving Credit Facility Amendment”) to the Revolving Credit Agreement, pursuant to which, among other things, the lenders party thereto agreed to (i) a limited waiver of the financial covenants under the Revolving Credit Facility for the test period ending on June 30, 2025, (ii) the unwinding of our hedging arrangements and the retention by us of the proceeds thereof and (iii) the incurrence of the Delayed Draw Term Loan Facility.

On December 8, 2025, we entered into a Third Amendment (the “Third Revolving Credit Facility Amendment”) to the Revolving Credit Agreement, by and among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto (the “Revolving Lenders”), and JPMorgan Chase Bank, N.A., as administrative and collateral agent, which amends the Revolving Credit Agreement. Pursuant to the Third Revolving Credit Facility Amendment, among other things, (i) the Revolving Lenders agreed to waive certain defaults and events of default outstanding under the Revolving Credit Agreement (as in effect prior to the effectiveness of the Third Revolving Credit Facility Amendment) and compliance with the financial covenants under the Revolving Credit Agreement through (and including) June 30, 2026 and (ii) the maturity of the Revolving Credit Facility was amended to June 30, 2026.

Term Loan Facility

We are also party to an Amended and Restated Credit Agreement, dated as of August 14, 2024 (as amended, amended and restated, restated, supplemented or modified from time to time, the “Term Loan Agreement” and, together with the Revolving Credit Agreement, the “Credit Agreements”), pursuant to which the lenders thereto have provided (i) a $520 million term loan facility (the “Pre-Recapitalization Term Loan Facility”) and (ii) the Delayed Draw Term Loan Facility (as defined below). The Term Loan Facility matures on December 15, 2028 and the Delayed Draw Term Loan Facility matures on June 4, 2026.

On March 31, 2025, we entered into an amendment (the “Term Loan First Amendment”) to our Term Loan Agreement which, among other things, (i) increased the liquidity threshold which would trigger a mandatory prepayment of the Pre-Recapitalization Term Loan Facility, from $80.0 million to $115.0 million and (ii) included our and our subsidiaries’ ability to factor assets under certain securitization agreements in the calculation of liquidity for the purposes of determining whether a mandatory prepayment is required.

On June 4, 2025, we entered into an amendment (the “Term Loan Second Amendment”) to our Term Loan Agreement to, among other things, provide an incremental $70.0 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility” ).

The Pre-Recapitalization Term Loan Facility contains a mandatory prepayment provision upon the event of default, which we have accounted for separately as a derivative liability. As of September 30, 2025, we have recorded a derivative liability of $0.6 million in the condensed consolidated balance sheet.

During the nine months ended September 30, 2025, we prepaid $2.2 million in principal for the Term Loan Facility under one of the mandatory prepayment provisions applicable thereto.

As of September 30, 2025, the interest rate in effect on borrowings under the Pre-Recapitalization Term Loan Facility and the Delayed Draw Term Loan Facility were 11.7% and 12.3%. As of September 30, 2025, the interest rate in effect on borrowings under the Revolving Credit Facility was 10.8%.

Upon the consummation of the transactions contemplated in the Exchange Agreement, no obligations under the Pre-Recapitalization Term Loan Facility or the Delayed Draw Term Loan Facility remain.

On December 8, 2025, we also entered into an amendment (the “Term Loan Third Amendment”) to our Term Loan Agreement pursuant to which, among other things, (i) an additional $27.5 million of aggregate principal amount of term loans were made to the Company, (ii) $172.5 million of aggregate principal amount of term loans (which amount was increased from the amount provided in the Recapitalization Support Agreement, dated as of July 8, 2025, by mutual agreement of the Company, the lenders party thereto, and TPG Growth III Sidewall, L.P. (“TPG”)) were deemed made to the Company by (a) the Pre-Exchange Term Lenders in exchange for an equivalent amount of obligations owed to them under the Term Loan Agreement (as in effect prior to the Term Loan Third Amendment) and (b) TPG in consideration for its agreement with respect to the increased aggregate principal amount of term loan and (iii) the lenders party thereto agreed to waive defaults and events of default outstanding under the Term Loan Agreement (as in effect prior to the Term Loan Third Amendment).

Further information on prepayments, interest rates, guarantees and collateral security, covenants, and other terms and conditions of the Senior Secured Credit Facilities is included in our 2024 Form 10-K and our Forms 8-K filed on April 2, 2025 and June 6, 2025.

As of September 30, 2025, we were in violation of our financial covenants under the Senior Secured Credit Facilities. The Third Amendment to our Senior Secured Credit Facilities entered into on December 8, 2025 removed certain financial covenants under the Term Loan Facility and waived the financial covenants under the Revolving Credit Facility through June 30, 2026. The Senior Secured Credit Facilities also contain a monthly minimum liquidity threshold of not less than $10.0 million as of the last business day of each month.

Available Unused Commitments under the Revolving Credit Facility

As of September 30, 2025, we had $42.5 million in outstanding borrowings under the Revolving Credit Facility and unused commitments of $0.1 million, which has been reduced for outstanding letters of credit of $17.4 million.

Redeemable Preferred Stock

During the three and nine months ended September 30, 2025, preferred stock dividends of $0.3 million and $7.8 million were paid-in-kind, which increased the stated value of the preferred stock. As of September 30, 2025 and December 31, 2024, the stated values of the preferred stock were $167.9 million and $160.1 million, and the corresponding carrying values were $335.8 million and $288.5 million.

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

In the event the redeemable preferred stock is redeemed, the redemption value will be the greater of (i) two times the then-current Stated Value (defined in the Certificate of Designations as $1,000 per share, plus any accumulated and unpaid dividends or dividends paid-in-kind), which as of September 30, 2025 would be equivalent to a $335.8 million redemption value, and (ii) the product of the number of shares of common stock into which the redeemable preferred stock could be converted at the time of such redemption (approximately 6.0 million shares as of September 30, 2025) and the then-Current Market Price (defined in the Certificate of Designations as the arithmetic average of the volume-weighted average price (VWAP) per share of common stock for each of the thirty (30) consecutive full trading days ending on the trading day before the record date with respect to such action) of our common stock.

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

As of September 30, 2025, other than as described above, there have been no changes in the preferred shareholder rights, including conversion and redemption rights from those described in the Company’s 2024 Form 10-K.

On December 8, 2025, in accordance with the terms and conditions set forth in the Merger Agreement, each share of preferred stock, par value $0.01 per share designated as Series A Preferred Shares (the “Series A Preferred Shares” and, together with the Common Shares, the “Shares”), in each case, issued and outstanding immediately prior to the Effective Time was converted into the right to receive (a) $39.49 per Series A Preferred Share in cash and (b) 0.23 units of limited liability company interests of Parent per Series A Preferred Share.

Additional information about the Preferred VSA and the Merger is set forth in our Current Report on Form 8-K/A filed with the SEC on July 9, 2025, our definitive proxy statement filed with the SEC on August 15, 2025, and our Current Report on Form 8-K filed with the SEC on December 8, 2025.

Factoring Arrangements

As of September 30, 2025, we had no other significant off-balance sheet arrangements other than factoring of $23.7 million.

Supplier Finance Program

During the second quarter of 2025, the financial institution that is the party to our supply chain finance arrangement suspended our use of the program. Obligations due to the financial institution under our program as of September 30, 2025 was $13.7 million.

Cash Flows

The following table summarizes the cash flows from operating, investing and financing activities as reflected in the condensed consolidated statements of cash flows.

	Nine Months Ended
	September 30, 2025	September 30, 2024
(Dollars in thousands)
Net cash provided (used) by operating activities	(72,068)	(7,857)
Net cash provided (used) by investing activities	(18,933)	(20,985)
Net cash provided (used) by financing activities	107,126	(146,834)
Effect of exchange rate changes on cash	4,384	(1,650)
Net changes in cash and cash equivalents	$20,509	$(177,326)

Operating Activities

Net cash used by operating activities was $72.1 million for the first nine months of 2025 compared to net cash used by operating activities of $7.9 million for the same period in 2024. The increase in net cash used by operating activities was primarily due to lower gross profit, partially offset by cash received from the early termination of our hedging instruments, reduction in cash interest paid as interest was paid-in-kind on long-term debt, and changes in working capital. Net cash provided by operating activities during the first nine months of 2025 includes approximately $20.0 million of accounts payable past due.

Investing Activities

Net cash used by investing activities of $18.9 million for the first nine months of 2025 was $2.1 million lower than the same period in 2024 due to lower capital expenditures.

Financing Activities

Net cash provided by financing activities of $107.1 million for the first nine months of 2025 was $254.0 million higher than the same period in 2024. This increase was primarily due to a net decrease of debt repayments of $125.5 million, proceeds from the issuance of short-term debt of $70.0 million, proceeds from borrowings on the revolving credit facility of $42.5 million, a decrease in financing costs paid and other of $7.9 million, a decrease in redemption premium paid on term loan repayments of $3.7 million from 2024, and a decrease in cash dividends paid of $3.4 million as preferred stock dividends were paid-in-kind.

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

The following table reconciles our net sales, the most directly comparable U.S. GAAP financial measure, to our value added sales and value added sales adjusted for foreign exchange:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
(Dollars in thousands)
Net sales	$178,200	$321,757	$707,699	$957,000
Less: aluminum, other costs, and outside service provider costs	(83,158)	(150,737)	(331,805)	(433,482)
Value added sales	$95,042	$171,020	$375,894	$523,518
Currency impact on current period value added sales	(3,543)	—	(4,646)	—
Value added sales adjusted for foreign exchange	$91,499	$171,020	$371,248	$523,518

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

The following table reconciles our net income (loss), the most directly comparable U.S. GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
(Dollars in thousands)
Net income (loss)	$(84,989)	$(24,753)	$(278,971)	$(68,626)
Interest expense, net	21,445	17,857	56,610	49,558
Income tax provision (benefit)	4,856	875	44,885	23,942
Depreciation	11,770	16,756	41,610	50,865
Amortization	676	4,943	9,000	14,669
Factoring fees	842	1,853	3,540	4,166
Accelerated recognition of hedging termination	—	—	300	—
Plant inefficiencies due to customer resourcing actions	6,588	—	13,547	—
Restructuring costs	17,008	2,535	22,736	2,616
Restructuring related costs (1)	2,288	3,683	3,635	15,885
Asset write downs to net realizable value (2)	3,854	—	19,049	—
Strategic initiatives and other costs (3)	15,086	—	27,351	—
Impairment of long-lived assets (4)	—	—	66,906	—
Change in fair value of embedded derivative liabilities	(291)	(281)	(1,457)	(281)
Loss on extinguishment of debt and other refinancing cost (5)	—	17,331	—	18,832
Adjusted EBITDA	$(867)	$40,799	$28,741	$111,626
Adjusted EBITDA as a percentage of net sales	(0.5)%	12.7%	4.1%	11.7%
Adjusted EBITDA as a percentage of value added sales	(0.9)%	23.9%	7.6%	21.3%

(1)
In the three and nine months ended September 30, 2025, we incurred $2.3 million and $3.6 million in restructuring related costs primarily attributable to a write down of certain assets and warehouse relocation costs in connection with our European Transformation. In the three and nine months ended September 30, 2024, we incurred $3.7 million and $15.9 million in restructuring related costs primarily for advisor and legal fees incurred in connection with our European Transformation.
(2)
In the three and nine months ended September 30, 2025, we recognized a non-cash charge of $3.9 million and $15.9 million related to a write-down of assets to their net realizable value associated with certain customers resourcing to other suppliers. In the nine months ended September 30, 2025, we also recognized a non-cash charge of $3.1 million related to a write-down of a customer trade receivable associated with a certain customer that resourced to another supplier.
(3)
We have engaged third party financial advisors to assist us in seeking opportunities to improve liquidity and operational performance, evaluate additional debt or equity refinancing opportunities, and seek other strategic transactions. In the three and nine months ended September 30, 2025, we recognized charges of $15.1 million and $27.4 million associated with these strategic initiatives, which includes third-party financial advisor and legal fees incurred in connection with our financing and Merger-related activities.
(4)
During the nine months ended September 30, 2025, we recognized a non-cash impairment charge of $66.9 million related to our North America long-lived asset group.
(5)
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no changes to the risk factors as described in Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K and in our Q2 10-Q, except the removal of certain risk factors related to the Proposed Merger and as follows:

Our current cash and liquidity projections raise substantial doubt about our ability to continue as a going concern.

A limited number of customers represent a large percentage of our consolidated net sales. As discussed in Item 1. “Note 2. Basis of Presentation” and in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview – Recent Customer Resourcing Actions” and “– Financial Condition, Liquidity and Capital Resources,” during the second quarter of 2025, certain of the Company's customers in North America began to resource to other suppliers substantially all outstanding purchase orders and not issue any additional purchase orders to the Company thereafter. Prior to these resourcing actions, the Company estimated these customers to represent approximately 33% of its projected consolidated net sales for the 2025 fiscal year. These customers represented approximately 40% of the Company’s consolidated net sales for the year ended December 31, 2024, and approximately 36% of the Company’s consolidated net sales for the year ended December 31, 2023. During the nine months ended September 30, 2025, the Company borrowed $42.5 million on its revolving credit facility, as the actions described above significantly affected the Company’s ability to generate cash from operating activities or from the sale of trade receivables. In addition, as of September 30, 2025, the Company was in violation of its financial covenants under the Senior Secured Credit Facilities. Therefore, we have evaluated whether these events, considered in the aggregate, give rise to substantial doubt about our ability to continue as a going concern over the next twelve months.

On December 8, 2025 the Company completed the previously announced Merger with Parent, and Merger Sub pursuant to the Merger Agreement, and entered into amendments to its Senior Secured Credit Facilities. The Third Amendment to the Company’s Senior Secured Credit Facilities entered into on December 8, 2025, removed certain financial covenants under the Term Loan Facility and waived the financial covenants under the Revolving Credit Facility through June 30, 2026. In addition, the Revolving Credit Facility was amended to mature on June 30, 2026. The Senior Secured Credit Facilities now also contain a monthly minimum liquidity threshold of not less than $10.0 million as of the last business day of each month.

While the Company has completed the previously announced Merger, it does not expect that it will have the cash and cash equivalents or sufficient liquidity to meet its financial obligations and comply with its minimum liquidity covenant over the next twelve months from the issuance date of these unaudited condensed consolidated financial statements. To address these conditions, management plans to obtain additional sources of funding or amend the applicable provisions in its credit agreements. However, such plans are not solely in the Company’s control and therefore cannot be considered probable of occurring. Therefore, these adverse conditions and events described above raise substantial doubt about the Company’s ability to continue as a going concern as of the issuance date.

The perception that we may not be able to continue as a going concern may cause customers, vendors, and others to review and alter their business relationships and terms with us, including choosing not to extend an existing relationship with us, and may affect our credit rating. If we seek additional financing to fund operations and there remains substantial doubt about our ability to continue as a going concern, financing sources may be unwilling to provide such funding to us on commercially reasonable terms, or at all. Additional information about the Merger is set forth in our Current Report on Form 8-K filed with the SEC on December 8, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Concurrently with the execution of the Merger Agreement on July 8, 2025, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Parent, pursuant to which Parent agreed to purchase, and the Company agreed to issue and sell to Parent, 7,600,000 Common Shares (the “Subscription Shares”) for a purchase price of $0.09 per share. On August 13, 2025, Parent purchased the Subscription Shares for an aggregate purchase price of $684,000 pursuant to the terms of the Subscription Agreement.

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

10.2	Form of Voting and Support Agreement for Common Supporting Stockholders (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A filed on July 9, 2025).

10.3

Subscription Agreement, dated as of July 8, 2025, by and between the Company and SUP Parent Holdings, LLC. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A filed on July 9, 2025).

10.4

Recapitalization Support Agreement, dated as of July 8, 2025, by and among the Company, its subsidiaries and the Consenting Parties (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K/A filed on July 9, 2025). ††

10.5

Third Amendment to Amended and Restated Credit Agreement, dated as of December 8, 2025, among Superior Industries International, Inc., each other loan party party thereto, the lenders party thereto, and Oaktree Fund Administration, LLC, in its capacity as administrative agent. **

10.6

Third Amendment to Credit Agreement, dated as of December 8, 2025, among Superior Industries International, Inc., each other loan party party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., in its capacity as administrative agent and collateral agent. **

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

32

Certification of Michael Dorah, President and Chief Executive Officer, and Shane Giebel, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**†

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

Date: December 19, 2025	/s/ Michael Dorah
Michael Dorah President and Chief Executive Officer

Date: December 19, 2025	/s/ Shane Giebel
Shane Giebel Chief Financial Officer